Form 10-Q/A
period 2021-09-30
Golden Arrow Merger Corp.
filed 2022-02-17
CIK 1841125

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q/A

(Amendment No. 1)

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

As of February 17, 2022, there were 28,750,000 shares of Class A common stock, $0.0001 par value and 7,187,500 shares of Class B common stock, $0.0001 par value, issued and outstanding.

GOLDEN ARROW MERGER CORP.

FORM 10-Q/A FOR THE QUARTER ENDED SEPTEMBER 30, 2021

i

EXPLANATORY NOTE

Golden Arrow Merger Corp, Inc. (the “Company,” “Golden Arrow,” “we,” “us” or “our”) is filing this Amendment No. 1 to its Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2021 (this “Amended Form 10-Q”) to amend and restate certain terms in its Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2021 originally filed with the Securities and Exchange Commission (the “SEC”) on November 12, 2021 (the “Q3 2021 Form 10-Q ”).

Background of Restatement

All of the shares of Class A common stock, par value $0.0001 per share, held by the Company’s public stockholders (the “Public Shares”) contain a redemption feature which provides each holder of such shares with the opportunity to have their shares redeemed, and management has no control over which Public Shares will be redeemed. ASC 480-10-S99-3A provides that redemption provisions not solely within the control of the issuer require shares subject to redemption to be classified outside of permanent equity. Furthermore, ASC 480-10-25-6(b) provides guidance stating that in determining if an instrument is mandatorily redeemable, a provision that defers redemption until a specified liquidity level is reached would not affect classification of the instrument. As such, management has identified errors made in the historical financial statements where, at the closing of the Company’s Initial Public Offering (defined below), the Company improperly classified its Class A common stock subject to possible redemption. The Company previously determined the Class A common stock subject to possible redemption to be equal to the redemption value, while also taking into consideration a redemption cannot result in net tangible assets being less than $5,000,001. Management determined that the Public Shares can be redeemed or become redeemable subject to the occurrence of future events considered outside the Company’s control. Therefore, management concluded that the redemption value should include all Class A common stock subject to possible redemption, resulting in the Class A common stock subject to possible redemption being equal to its redemption value. As a result, management has noted a reclassification adjustment related to temporary equity and permanent equity as of the Initial Public Offering date and all subsequent reporting periods.

As a result, the Company’s management, together with the Audit Committee, determined that the Company’s previously issued (i) unaudited interim financial statements and other financial data included in the Company’s quarterly report on Form 10-Q for the quarterly period ended March 31, 2021 (the “Q1 2021 Form 10-Q”), filed with the SEC on June 4, 2021, (ii) unaudited interim financial statements and other financial data included in the Company’s quarterly report on Form 10-Q for the quarterly period ended June 30, 2021 (the “Q2 2021 Form 10-Q”), filed with the SEC on August 16, 2021 and (iii) unaudited interim financial statements and other financial data included in the Company’s Q3 2021 Form 10-Q, filed with the SEC on November 12, 2021 (collectively, the “Affected Periods”) will be restated in Note 2 of this Amended Form 10-Q. These restatements result in a change in the initial carrying value of the Class A common stock subject to possible redemption with the offset recorded to additional paid-in capital (to the extent available), accumulated deficit and Class A common stock. Further, there is no impact to the reported amounts for total assets, total liabilities, cash flows, or net income (loss) but earnings per share was impacted due to a change in presentation relating to the restatements.

In connection with the change in presentation for the Class A common stock subject to redemption, the Company also restated its net income (loss) per common share calculation to allocate net income (loss) pro rata to Class A common stock and Class B common stock.

The financial information that has been previously filed or otherwise reported for the quarterly period ended September 30, 2021 is superseded by the information in this Amended Form 10-Q, and the financial statements and related financial information contained in the current and quarterly reports for the Affected Periods should no longer be relied upon. On December 8, 2021, the Company filed a current report on Form 8-K disclosing the non-reliance on the financial statements included in the current and quarterly reports for the Affected Periods.

Internal Control Considerations

In connection with the restatement, management has re-evaluated the effectiveness of the Company’s disclosure controls and procedures and internal control over financial reporting as of September 30, 2021. The Company’s management has concluded that, in light of the errors described above, a material weakness exists in the Company’s internal control over financial reporting and that the Company’s disclosure controls and procedures were not effective as of September 30, 2021 as a result thereof. Management plans to enhance the system of evaluating and implementing the accounting standards that apply to our financial statements, including enhanced training of our personnel and increased communication among our personnel and third-party professionals with whom we consult regarding application of complex financial instruments. For a discussion of management’s consideration of our disclosure controls and procedures, internal controls over financial reporting, and the material weakness identified, see Part I, Item 4, “Controls and Procedures” of this Amended Form 10-Q.

ii

PART I - FINANCIAL INFORMATION

Item 1. Interim Financial Statements.

GOLDEN ARROW MERGER CORP.

CONDENSED BALANCE SHEET

SEPTEMBER 30, 2021

(Unaudited)

ASSETS
Current assets
Cash	$705,557
Prepaid expenses	419,524
Total Current Assets	1,125,081

Investments Held in Trust Account	287,509,857
TOTAL ASSETS	$288,634,938

LIABILITIES, CLASS A COMMON STOCK SUBJECT TO POSSIBLE REDEMPTION, AND STOCKHOLDERS’ DEFICIT
Current liabilities
Accrued expenses	$165,900
Accrued offering costs	5,000
Promissory note – related party	141,367
Total Current liabilities	312,267

Deferred underwriting fee payable	10,062,500
Warrant Liability	7,437,500
Total Liabilities	17,812,267

Commitments and Contingencies

Class A common stock subject to possible redemption, $0.0001 par value, 200,000,000 shares authorized, 28,750,000 shares at a redemption value of $10.00 per share	287,500,000

Stockholders’ Deficit
Preferred stock, $0.0001 par value; 1,000,000 shares authorized; none issued or outstanding	—
Class B common stock, $0.0001 par value; 20,000,000 shares authorized; 7,187,500 shares issued and outstanding	719
Accumulated Deficit	(16,678,048)
Total Stockholders’ Deficit	(16,677,329)
TOTAL LIABILITIES, CLASS A COMMON STOCK SUBJECT TO POSSIBLE REDEMPTION AND STOCKHOLDERS’ DEFICIT	$288,634,938

The accompanying notes are an integral part of the unaudited condensed financial statements.

GOLDEN ARROW MERGER CORP.

CONDENSED STATEMENTS OF OPERATIONS

(UNAUDITED)

	Three Months Ended September 30,	Nine Months Ended September 30,
	2021	2021

Formation and operational costs	$172,751	$465,217
Loss from operations	(172,751)	(465,217)

Other income:
Transaction costs allocated from initial public offering	—	(481,824)
Change in fair value of derivative liability	4,666,667	6,603,333
Interest earned on marketable securities held in Trust Account	5,918	9,857
Total other income, net	4,672,585	6,131,366

Net income	$4,499,834	$5,666,149

Basic weighted average shares outstanding, Class A common stock	28,750,000	20,459,280

Basic net income per share, Class A common stock	$0.13	$0.21

Diluted weighted average shares outstanding, Class A common stock	28,750,000	28,750,000

Diluted net income per share, Class A common stock	$0.13	$0.16

Basic weighted average shares outstanding, Class B common stock	7,187,500	6,772,017

Basic net income per share, Class B common stock	$0.13	$0.21

Diluted weighted average shares outstanding, Class B common stock	7,187,500	6,896,307

Diluted net income per share, Class B common stock	$0.13	$0.16

The accompanying notes are an integral part of the unaudited condensed financial statements.

GOLDEN ARROW MERGER CORP.

CONDENSED STATEMENT OF CHANGES IN STOCKHOLDERS’ DEFICIT

THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2021

(UNAUDITED)

	Class A Common Stock		Class B Common Stock		Additional Paid-in	Accumulated	Total Stockholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Deficit
Balance — January 1, 2021	—	$—	—	$—	$—	$—	$—

Issuance of Class B common stock to Sponsor	—	—	7,187,500	719	24,281	—	25,000

Accretion for Class A common stock subject to redemption amount	—	—	—	—	(2,274,281)	(19,824,197)	(22,098,478)

Cash paid in excess of fair value of private warrants	—	—	—	—	2,250,000	—	2,250,000

Net income	—	—	—	—	—	3,420,721	3,420,721

Balance – March 31, 2021 (unaudited) (Restated)	—	—	7,187,500	719	—	(16,403,476)	(16,402,757)

Accretion for Class A common stock subject to redemption amount	—	—	—	—	(405,000)	(2,520,000)	(2,925,000)

Cash paid in excess of fair value of private placement warrants	—	—	—	—	405,000	—	405,000

Net loss	—	—	—	—	—	(2,254,406)	(2,254,406)
Balance – June 30, 2021 (unaudited) (Restated)	—	—	7,187,500	719	—	(21,177,882)	(21,177,163)

Net income	—	—	—	—	—	4,499,834	4,499,834
Balance – September 30, 2021 (unaudited)	—	$—	7,187,500	$719	$—	$(16,678,048)	$(16,677,329)

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

GOLDEN ARROW MERGER CORP.

NOTES TO CONDENSED FINANCIAL STATEMENTS

SEPTEMBER 30, 2021

(Unaudited)

NOTE 2. RESTATEMENT OF PREVIOUSLY ISSUED FINANCIAL STATEMENTS

In connection with the preparation of the Company’s financial statements as of September 30, 2021, the Company concluded it should restate its financial statements to classify all Public Shares in temporary equity. In accordance with ASC 480, paragraph 10-S99, redemption provisions not solely within the control of the Company require common stock subject to redemption to be classified outside of permanent equity. The Company previously determined the Class A common stock subject to possible redemption to be equal to the redemption value of $10.00 per Class A common stock while also taking into consideration a redemption cannot result in net tangible assets being less than $5,000,001. Previously, the Company did not consider redeemable shares classified as temporary equity as part of net tangible assets. Effective with these financial statements, the Company restated this interpretation to include temporary equity in net tangible assets. Accordingly, effective with this filing, the Company presents all redeemable Class A common stock as temporary equity and recognizes accretion from the initial book value to redemption value at the time of its Initial Public Offering and in accordance with ASC 480.

As a result, management has noted a reclassification adjustment related to temporary equity and permanent equity. This resulted in a restatement of the initial carrying value of the Class A common stock subject to possible redemption with the offset recorded to additional paid-in capital (to the extent available), accumulated deficit and Class A common stock.

In connection with the change in presentation for the Class A common stock subject to redemption, the Company also restated its income (loss) per common share calculation to allocate net income (loss) pro rata to Class A and Class B common stock. This presentation contemplates a Business Combination as the most likely outcome, in which case, both classes of common stock share pro rata in the income (loss) of the Company.

There has been no change in the Company’s total assets, liabilities, cash flows or operating results.

GOLDEN ARROW MERGER CORP.

NOTES TO CONDENSED FINANCIAL STATEMENTS

SEPTEMBER 30, 2021

(Unaudited)

The impact of the restatement on the Company’s financial statements is reflected in the following table.

	As Previously Reported	Adjustment	As Restated
Balance Sheet as of March 31, 2021 (unaudited)
Class A common stock subject to possible redemption	$228,597,240	$21,402,760	$250,000,000
Class A common stock	$214	$(214)	$—
Additional paid-in capital	$1,578,349	$(1,578,349)	$—
Retained earnings (accumulated deficit)	$3,420,721	$(19,824,197)	$(16,403,476)
Total Stockholders’ Equity (Deficit)	$5,000,003	$(21,402,760)	$(16,402,757)
Number of Class A shares subject to redemption	22,859,724	2,140,276	25,000,000

Balance Sheet as of June 30, 2021 (unaudited)
Class A common stock subject to possible redemption	$261,322,830	$26,177,170	$287,500,000
Class A common stock	$262	$(262)	$—
Additional paid-in capital	$3,832,711	$(3,832,711)	$—
Retained earnings (accumulated deficit)	$1,166,315	$(22,344,197)	$(21,177,882)
Total Stockholders’ Equity (Deficit)	$5,000,007	$(26,177,170)	$(21,177,163)
Number of Class A shares subject to redemption	26,132,283	2,617,717	28,750,000

Statements of Operations for the Three Months Ended March 31, 2021 (unaudited)
Basic weighted average shares outstanding, Class A common stock	25,000,000	(21,341,463)	3,658,537
Basic net income per share, Class A common stock	$—	$0.35	$0.35
Basic weighted average shares outstanding, Class B common stock	6,250,000	—	6,250,000
Basic net income per share, Class B common stock	$0.55	$(0.20)	$0.35
Diluted weighted average shares outstanding, Class A common stock	25,000,000	—	25,000,000
Diluted net income per share, Class A common stock	$—	$0.11	$0.11
Diluted weighted average shares outstanding, Class B common stock	6,250,000	—	6,250,000
Diluted net income per share, Class B common stock	$0.55	$(0.44)	$0.11

Statements of Operations for the Three Months Ended June 30, 2021 (unaudited)
Basic weighted average shares outstanding, Class A common stock	26,312,500	979,167	27,291,667
Basic net loss per share, Class A common stock	$—	$(0.07)	$(0.07)
Basic weighted average shares outstanding, Class B common stock	6,743,136	79,781	6,822,917
Basic net loss per share, Class B common stock	$(0.33)	$0.26	$(0.07)
Diluted weighted average shares outstanding, Class A common stock	26,312,500	2,437,500	28,750,000
Diluted net income per share, Class A common stock	$—	$(0.06)	$(0.06)
Diluted weighted average shares outstanding, Class B common stock	6,743,136	444,364	7,187,500
Diluted net income per share, Class B common stock	$(0.33)	$0.27	$(0.06)

Statements of Operations for the Six Months Ended June 30, 2021 (unaudited)
Basic weighted average shares outstanding, Class A common stock	27,950,820	(11,874,230)	16,076,590
Basic net income per share, Class A common stock	$—	0.05	$0.05
Basic weighted average shares outstanding, Class B common stock	6,743,136	—	6,743,136
Basic net income per share, Class B common stock	$0.17	$(0.12)	$0.05
Diluted weighted average shares outstanding, Class A common stock	27,950,820	799,180	28,750,000
Diluted net income per share, Class A common stock	$—	$0.03	$0.03
Diluted weighted average shares outstanding, Class B common stock	6,743,136	444,364	7,187,500
Diluted net income per share, Class B common stock	$0.17	$(0.14)	$0.03

Statement of Cash Flows for the Three Months Ended March 31, 2021 (unaudited)
Initial classification of Class A common stock subject to possible redemption	$224,694,207	$25,305,793	$250,000,000
Change in value of Class A stock subject to possible redemption	$3,903,033	$(3,903,033)	$—

Statement of Cash Flows for the Six Months Ended June 30, 2021 (unaudited)
Initial classification of Class A common stock subject to possible redemption	$260,881,700	$26,618,300	$287,500,000
Change in value of Class A stock subject to possible redemption	$441,130	$(441,130)	$—

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

NOTE 11. SUBSEQUENT EVENTS

The Company evaluated subsequent events and transactions that occurred after the balance sheet date up to the date that the condensed financial statements were issued. Based upon this review, the Company did not identify any subsequent events that would have required adjustment or disclosure in the condensed financial statements, other than the restatement discussed in Note 2.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

References in this quarterly report on Form 10-Q, as amended (the “Amended Form 10-Q”) to “we,” “us” or the “Company” refer to Golden Arrow Merger Corp. References to our “management” or our “management team” refer to our officers and directors, and references to the “Sponsor” refer to Golden Arrow Sponsor, LLC. The following discussion and analysis of the Company’s financial condition and results of operations should be read in conjunction with the financial statements and the notes thereto contained elsewhere in this Amended Form 10-Q. Certain information contained in the discussion and analysis set forth below includes forward-looking statements that involve risks and uncertainties.

Special Note Regarding Forward-Looking Statements

This Amended Form 10-Q includes “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”) and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”) that are not historical facts and involve risks and uncertainties that could cause actual results to differ materially from those expected and projected. All statements, other than statements of historical fact included in this Amended Form 10-Q including, without limitation, statements in this “Management’s Discussion and Analysis of Financial Condition and Results of Operations” regarding the Company’s financial position, business strategy and the plans and objectives of management for future operations, are forward-looking statements. Words such as “expect,” “believe,” “anticipate,” “intend,” “estimate,” “seek” and variations and similar words and expressions are intended to identify such forward-looking statements. Such forward-looking statements relate to future events or future performance, but reflect management’s current beliefs, based on information currently available. A number of factors could cause actual events, performance or results to differ materially from the events, performance and results discussed in the forward-looking statements. For information identifying important factors that could cause actual results to differ materially from those anticipated in the forward-looking statements, please refer to the Risk Factors section of the Company’s final prospectus for its Initial Public Offering filed with the U.S. Securities and Exchange Commission (the “SEC”). The Company’s securities filings can be accessed on the EDGAR section of the SEC’s website at www.sec.gov. Except as expressly required by applicable securities law, the Company disclaims any intention or obligation to update or revise any forward-looking statements whether as a result of new information, future events or otherwise.

This Management’s Discussion and Analysis of Financial Condition and Results of Operations has been amended and restated to give effect to the restatement of our financial statements as of March 31, 2021, June 30, 2021 and September 30, 2021. Management identified errors made in its historical financial statements where, at the closing of our Initial Public Offering, we improperly valued our Class A common stock subject to possible redemption. We previously determined the Class A common stock subject to possible redemption to be equal to the redemption value of $10.00 per share of Class A common stock while also taking into consideration a redemption cannot result in net tangible assets being less than $5,000,001. Management determined that the shares of Class A common stock issued during the initial public offering (“Public Shares”) can be redeemed or become redeemable subject to the occurrence of future events considered outside of the Company’s control. Therefore, management concluded that the redemption value should include all Class A common stock subject to possible redemption, resulting in the Class A common stock subject to possible redemption being equal to their redemption value. As a result, management has noted a reclassification error related to temporary equity and permanent equity. This resulted in a restatement to the initial carrying value of the Class A common stock subject to possible redemption with the offset recorded to additional paid-in capital (to the extent available) and accumulated deficit.

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

Item 4. Controls and Procedures

Disclosure controls and procedures are controls and other procedures that are designed to ensure that information required to be disclosed in our reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed in our reports filed or submitted under the Exchange Act is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer or persons performing similar functions, as appropriate, to allow timely decisions regarding required disclosure.

Evaluation of Disclosure Controls and Procedures

As required by Rules 13a-15 and 15d-15 under the Exchange Act, our Chief Executive Officer and Chief Financial Officer carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of September 30, 2021. Based upon their evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures (as defined in Rules 13a-15 (e) and 15d-15 (e) under the Exchange Act) were not effective due solely to the material weakness in our internal control over financial reporting related to the Company’s accounting for complex financial instruments that led to the restatements, described in “Note 2—Restatement of Previously Issued Financial Statements.” In light of this material weakness, we performed additional analysis as deemed necessary to ensure that our financial statements were prepared in accordance with U.S. generally accepted accounting principles.

Notwithstanding the material weakness, management has concluded that the financial statements included elsewhere in this Amended Form 10-Q present fairly, in all material respects, our financial position, results of operations and cash flows in conformity with GAAP.

Changes in Internal Control Over Financial Reporting

There was no change in our internal control over financial reporting that occurred during the fiscal quarter ended September 30, 2021 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting. Subsequent to September 30, 2021, management has implemented remediation steps to address the material weakness related to the Company’s accounting for complex financial instruments and to improve our internal control over financial reporting. Specifically, we enhanced the supervisory review of accounting procedures in the financial reporting area described above and expanded and improved our review process for complex financial instruments. As of September 30, 2021, the material weakness described above had not been fully remediated.

PART II - OTHER INFORMATION

Item 1. Legal Proceedings

None.

Item 1A. Risk Factors

Factors that could cause our actual results to differ materially from those in this Amended Form 10-Q include the risk factors described in our final prospectus for our Initial Public Offering filed with the SEC. As of the date of this Amended Form 10-Q, there have been no material changes to the risk factors disclosed in our final prospectus for our Initial Public Offering filed with the SEC, except for the below:

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

We have identified a material weakness in our internal control over financial reporting as of September 30, 2021. If we are unable to develop and maintain an effective system of internal control over financial reporting, we may not be able to accurately report our financial results in a timely manner, which may adversely affect investor confidence in us and materially and adversely affect our business and operating results.

As described elsewhere in this Amended Form 10-Q, our management and our audit committee identified a material weakness in our internal control over financial reporting related to our accounting and reporting of complex financial instruments, including application of ASC 480-10-S99-3A to our accounting classification of our Public Shares. As a result of this material weakness, our management has concluded that our disclosure controls and procedures were not effective as of September 30, 2021. See “Note 2—Restatement of Previously Issued Financial Statements” to the accompanying financial statements, as well as Part I. Item 4. Controls and Procedures included in this Amended Form 10-Q for more details.

Previously, following the issuance of the SEC Statement, our management and our audit committee concluded that, in light of the SEC Statement, we identified a material weakness in our internal controls over financial reporting as it related to the accounting for our private placement warrants and public warrants.

A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of our annual or interim financial statements will not be prevented, or detected and corrected on a timely basis.

Effective internal controls are necessary for us to provide reliable financial reports and prevent fraud. We took measures to improve our internal control over financial reporting, such as enhancing the supervisory review of accounting procedures in financial reporting, as described under Item 4. Controls and Procedures, and expanding and improving our review process for complex financial instruments. We continue to evaluate steps to remediate the material weakness. These remediation measures may be time consuming and costly and there is no assurance that these initiatives will ultimately have the intended effects.

If we identify any new material weaknesses in the future, any such newly identified material weakness could limit our ability to prevent or detect a misstatement of our accounts or disclosures that could result in a material misstatement of our annual or interim financial statements. In such case, we may be unable to maintain compliance with securities law requirements regarding timely filing of periodic reports in addition to applicable stock exchange listing requirements, investors may lose confidence in our financial reporting and our share price may decline as a result. We cannot assure you that any measures we may take in the future, will be sufficient to avoid potential future material weaknesses.

We, and following our initial business combination, the post-business combination company, may face litigation and other risks as a result of the material weaknesses in our internal control over financial reporting.

As a result of the material weaknesses in our internal controls over financial reporting described above, the change in classification of redeemable Public Shares, the change in accounting for the warrants, and other matters raised or that may in the future be raised by the SEC, we face potential for litigation or other disputes which may include, among others, claims invoking the federal and state securities laws, contractual claims or other claims arising from the material weaknesses in our internal control over financial reporting and the preparation of our financial statements. As of the date of this Amended Form 10-Q, we have no knowledge of any such litigation or dispute. However, we can provide no assurance that such litigation or dispute will not arise in the future. Any such litigation or dispute, whether successful or not, could have a material adverse effect on our business, results of operations and financial condition or our ability to complete a Business Combination.

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

For a description of the use of the proceeds generated in our Initial Public Offering, see Part I, Item 2 of this Amended Form 10-Q.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

None.

Item 5. Other Information

None.

Item 6. Exhibits

The following exhibits are filed as part of, or incorporated by reference into, this Amended Form 10-Q.

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

GOLDEN ARROW MERGER CORP.

Date: February 17, 2022	By:	/s/ Timothy Babich
	Name:	Timothy Babich
	Title:	Chief Executive Officer and Chief Financial Officer
(Principal Executive Officer, Principal Financial Officer and Principal Accounting Officer)