Form 10-Q
period 2022-03-31
Golden Arrow Merger Corp.
filed 2022-05-16
CIK 1841125

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(MARK ONE)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarter ended March 31, 2022

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

As of May 16, 2022, there were 28,750,000 shares of Class A common stock, $0.0001 par value and 7,187,500 shares of Class B common stock, $0.0001 par value, issued and outstanding.

GOLDEN ARROW MERGER CORP.

FORM 10-Q FOR THE QUARTER ENDED MARCH 31, 2022

i

PART I - FINANCIAL INFORMATION

Item 1. Interim Financial Statements.

GOLDEN ARROW MERGER CORP.

CONDENSED BALANCE SHEETS

	March 31,	December 31,
	2022	2021
	(Unaudited)
ASSETS
Current Assets
Cash	$535,855	$366,612
Prepaid expenses	337,947	352,184
Total Current Assets	873,802	718,796

Investments Held in Trust Account	287,524,093	287,517,003
Total Assets	$288,397,895	$288,235,799

LIABILITIES, CLASS A COMMON STOCK SUBJECT TO POSSIBLE REDEMPTION, AND STOCKHOLDERS’ DEFICIT
Current Liabilities
Accounts payable and accrued expenses	$241,784	$322,074
Promissory note – related party	141,367	141,367
Convertible note - related party	367,700	—
Total Current Liabilities	750,851	463,441

Deferred underwriting fee payable	10,062,500	10,062,500
Warrant liabilities	3,492,102	7,284,375
Total Liabilities	14,305,453	17,810,316

Commitments and Contingencies
Class A common stock subject to possible redemption, $0.0001 par value, 200,000,000 shares authorized, 28,750,000 shares at a redemption value of $10.00 per share at March 31, 2022 and December 31, 2021	287,500,000	287,500,000

Stockholders’ Deficit
Preferred stock, $0.0001 par value; 1,000,000 shares authorized; none issued or outstanding at March 31, 2022 and December 31, 2021	—	—
Class A common stock, $0.0001 par value; 200,000,000 shares authorized; no shares issued or outstanding (excluding 28,750,000 shares subject to possible redemption) at March 31, 2022 and December 31, 2021	—	—
Class B common stock, $0.0001 par value; 20,000,000 shares authorized; 7,187,500 shares issued and outstanding at March 31, 2022 and December 31, 2021	719	719
Accumulated Deficit	(13,408,277)	(17,075,236)
Total Stockholders’ Deficit	(13,407,558)	(17,074,517)

TOTAL LIABILITIES, CLASS A COMMON STOCK SUBJECT TO POSSIBLE REDEMPTION AND STOCKHOLDERS’ DEFICIT	$288,397,895	$288,235,799

The accompanying notes are an integral part of the unaudited condensed financial statements.

GOLDEN ARROW MERGER CORP.

CONDENSED STATEMENTS OF OPERATIONS

(UNAUDITED)

	Three Months Ended March 31,
	2022	2021

Formation and operational costs	$264,704	$75,788
Loss from operations	(264,704)	(75,788)

Other income:
Transaction costs allocated from initial public offering	—	(481,824)
Change in fair value of warrant liabilities	3,792,273	3,978,333
Change in fair value of convertible note	132,300	—
Interest earned on investment held in Trust Account	7,090	—
Total other income, net	$3,931,663	$3,496,509

Net income	$3,666,959	$3,420,721

Weighted average shares outstanding, Class A common stock	28,750,000	3,658,537

Basic and diluted net income per share, Class A common stock	$0.10	$0.35

Weighted average shares outstanding, Class B common stock	7,187,500	6,250,000

Basic and diluted net income per share, Class B common stock	$0.10	$0.35

The accompanying notes are an integral part of the unaudited condensed financial statements.

GOLDEN ARROW MERGER CORP.

CONDENSED STATEMENTS OF CHANGES IN STOCKHOLDERS’ DEFICIT

(UNAUDITED)

THREE MONTHS ENDED MARCH 31, 2022

	Class A Common Stock		Class B Common Stock		Additional Paid-in	Accumulated	Total Stockholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Deficit
Balance — January 1, 2022	—	$—	7,187,500	$719	$—	$(17,075,236)	$(17,074,517)

Net income	—	—	—	—	—	3,666,959	3,666,959

Balance – March 31, 2022 (unaudited)	—	$—	7,187,500	$719	$—	$(13,408,277)	$(13,407,558)

THREE MONTHS ENDED MARCH 31, 2021

	Class A Common Stock		Class B Common Stock		Additional Paid-in	Accumulated	Total Stockholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Deficit
Balance — January 1, 2021	—	$—	—	$—	$—	$—	$—

Issuance of Class B common stock to Sponsor	—	—	7,187,500	719	24,281	—	25,000

Accretion for Class A common stock subject to redemption amount	—	—	—	—	(2,274,281)	(19,824,197)	(22,098,478)

Cash paid in excess of fair value of private warrants	—	—	—	—	2,250,000	—	2,250,000

Net income	—	—	—	—	—	3,420,721	3,420,721

Balance – March 31, 2021 (unaudited)	—	$—	7,187,500	$719	$—	$(16,403,476)	$(16,402,757)

The accompanying notes are an integral part of the unaudited condensed financial statements.

GOLDEN ARROW MERGER CORP.

CONDENSED STATEMENTS OF CASH FLOWS

(UNAUDITED)

	Three months Ended March 31,
	2022	2021
Cash Flows from Operating Activities:
Net income	$3,666,959	$3,420,721
Adjustments to reconcile net income to net cash used in operating activities:
Change in fair value of convertible notes	(132,300)	—
Change in fair value of warrant liabilities	(3,792,273)	(3,978,333)
Transaction costs allocated from initial public offering	—	481,824
Interest earned on investment held in Trust Account	(7,090)	—
Changes in operating assets and liabilities:
Prepaid expenses	14,237	(545,650)
Accounts payable and accrued expenses	(80,290)	75,000

Net cash used in operating activities	(330,757)	(546,438)

Cash Flows from Investing Activities:
Investment of cash into trust Account	—	(250,000,000)

Net cash used in investing activities	—	(250,000,000)

Cash Flows from Financing Activities:
Proceeds from issuance of Class B common stock to Sponsor	—	25,000
Proceeds from sale of Units, net of underwriting discounts paid	—	245,000,000
Proceeds from sale of Private Placements Warrants	—	6,750,000
Proceeds from promissory note – related party	—	141,367
Repayment of promissory note – related party	—	(10,123)
Proceeds from convertible promissory note - related party	500,000	—
Payment of offering costs	—	(476,846)

Net cash provided by financing activities	500,000	251,429,398

Net Change in Cash	169,243	882,960
Cash – Beginning of period	366,612	—

Cash – End of period	$535,855	$882,960

Non-Cash Investing and Financing Activities:
Offering costs included in accrued offering costs	$—	$10,000
Offering costs paid through promissory note	$—	$10,123
Accretion for Class A common stock to redemption amount	$—	$22,098,478
Deferred underwriting fee payable	$—	$8,750,000

The accompanying notes are an integral part of the unaudited condensed financial statements.

GOLDEN ARROW MERGER CORP.

NOTES TO CONDENSED FINANCIAL STATEMENTS

MARCH 31, 2022

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

As of March 31, 2022, the Company had not commenced any operations. All activity through March 31, 2022 relates to the Company’s formation and the initial public offering (“Initial Public Offering”), which is described below, and subsequent to the Initial Public Offering, identifying a target company for a Business Combination. The Company will not generate any operating revenues until after the completion of a Business Combination, at the earliest. The Company generates non-operating income in the form of interest income from the proceeds derived from the Initial Public Offering.

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

MARCH 31, 2022

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

GOLDEN ARROW MERGER CORP.

NOTES TO CONDENSED FINANCIAL STATEMENTS

MARCH 31, 2022

(Unaudited)

Going Concern

As of March 31, 2022, we had cash of $535,855 and working capital of $122,951. The Company intends to use the funds held outside the Trust Account primarily to identify and evaluate target businesses, perform business due diligence on prospective target businesses, travel to and from the offices, plants or similar locations of prospective target businesses or their representatives or owners, review corporate documents and material agreements of prospective target businesses, and structure, negotiate and complete a Business Combination.

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

In connection with the Company’s assessment of going concern considerations in accordance with the Financial Accounting Standards Board’s (“FASB’s”) Accounting Standards Update (“ASU”) 2014-15, “Disclosures of Uncertainties about an Entity’s Ability to Continue as a Going Concern,” management has determined that if the Company is unable to raise additional funds to alleviate liquidity needs as well as complete a Business Combination by March 19, 2023, then the Company will cease all operations except for the purpose of liquidating. The liquidity condition and the date for mandatory liquidation and subsequent dissolution raise substantial doubt about the Company’s ability to continue as a going concern. Management plans to consummate a business combination prior to the mandatory liquidation date. No adjustments have been made to the carrying amounts of assets or liabilities should the Company be required to liquidate after March 19, 2023.

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

The accompanying unaudited condensed financial statements should be read in conjunction with the Company’s Annual Report on Form 10-K as filed with the SEC on March 31, 2022. The interim results for the three months ended March 31, 2022 are not necessarily indicative of the results to be expected for the year ending December 31, 2022 or for any future periods.

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

MARCH 31, 2022

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

Making estimates requires management to exercise significant judgment. It is at least reasonably possible that the estimate of the effect of a condition, situation or set of circumstances that existed at the date of the financial statements, which management considered in formulating its estimate, could change in the near term due to one or more future confirming events. Two of the more significant accounting estimates included in these financial statements is the determination of the fair value of the warrant liability and the fair value of the convertible promissory note. Such estimates may be subject to change as more current information becomes available and, accordingly, the actual results could differ significantly from those estimates.

Cash and Cash Equivalents

The Company considers all short-term investments with an original maturity of three months or less when purchased to be cash equivalents. The Company did not have any cash equivalents as of March 31, 2022 and December 31, 2021.

Investments Held in Trust Account

At March 31, 2022 and December 31, 2021, all of the assets held in the Trust Account were held in money market funds which are invested primarily in U.S. Treasury securities.

Class A Common Stock Subject to Possible Redemption

The Company accounts for its Class A common stock subject to possible redemption in accordance with the guidance in Accounting Standards Codification (“ASC”) Topic 480 “Distinguishing Liabilities from Equity.” Shares of Class A common stock subject to mandatory redemption are classified as a liability instrument and is measured at fair value. Conditionally redeemable Class A common stock (including Class A common stock that features redemption rights that is either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within the Company’s control) is classified as temporary equity. At all other times, Class A common stock is classified as stockholders’ equity. The Company’s Class A common stock features certain redemption rights that are considered to be outside of the Company’s control and subject to occurrence of uncertain future events. Accordingly, at March 31, 2022 and December 31, 2021, the 28,750,000 shares of Class A common stock subject to possible redemption are presented as temporary equity, outside of the stockholders’ deficit section of the Company’s balance sheets.

The Company recognizes changes in redemption value immediately as they occur and adjusts the carrying value of redeemable common stock to equal the redemption value at the end of each reporting period.

At March 31, 2022 and December 31, 2021, the Class A common stock reflected in the condensed balance sheets is reconciled in the following table:

Gross proceeds	$287,500,000
Less:
Proceeds allocated to Public Warrants	(9,195,833)
Class A common stock issuance costs	(15,827,645)
Plus:
Accretion of carrying value to redemption value	25,023,478

Class A common stock subject to possible redemption	$287,500,000

Offering Costs

Offering costs consist of underwriting, legal, accounting and other expenses incurred through the Initial Public Offering that are directly related to the Initial Public Offering. Offering costs associated with the Class A common stock issued were initially charged to temporary equity and then accreted to common stock subject to redemption upon the completion of the Initial Public Offering. Offering costs amounting to $15,827,645 were charged against their carrying value upon the completion of the Initial Public Offering, and $481,824 of the offering costs were related to the warrant liabilities and charged to the unaudited condensed statements of operations.

GOLDEN ARROW MERGER CORP.

NOTES TO CONDENSED FINANCIAL STATEMENTS

MARCH 31, 2022

(Unaudited)

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

Income Taxes

The Company follows the asset and liability method of accounting for income taxes under ASC 740, “Income Taxes.” Deferred tax assets and liabilities are recognized for the estimated future tax consequences attributable to differences between the financial statements carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that included the enactment date. Valuation allowances are established, when necessary, to reduce deferred tax assets to the amount expected to be realized. Deferred federal taxes were offset by a valuation allowance as of March 31, 2022 and December 31, 2021.

ASC 740 prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more likely than not to be sustained upon examination by taxing authorities. The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. There were no unrecognized tax benefits and no amounts accrued for interest and penalties as of March 31, 2022 and December 31, 2021. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position. The Company is subject to income tax examinations by major taxing authorities since inception.

Net Income per Common Share

The Company complies with accounting and disclosure requirements of FASB ASC Topic 260, “Earnings Per Share”. Net income per common share is computed by dividing net income by the weighted average number of common stock outstanding for the period. The Company has two classes of shares which are referred to as Class A common stock and Class B Common stock. Income is shared pro rata between the two classes of shares. This presentation assumes a business combination as the most likely outcome. Accretion associated with the redeemable shares of Class A common stock is excluded from earnings per share as the redemption value approximates fair value.

The calculation of diluted income per share does not consider the effect of the warrants issued in connection with the (i) Initial Public Offering, and (ii) the private placement since the exercise of the warrants is contingent upon the occurrence of future events. The warrants are exercisable to purchase 14,583,333 Class A common stock in the aggregate. As of March 31, 2022 and 2021, the Company had dilutive securities that are Public Warrants and Private Placement Warrants that could, potentially, be exercised or converted into common stock and then share in the earnings of the Company. The warrants are not exercisable until 30 days after the completion of a Business Combination. As a result, diluted net loss per common share is the same as basic net loss per common share for the periods presented.

GOLDEN ARROW MERGER CORP.

NOTES TO CONDENSED FINANCIAL STATEMENTS

MARCH 31, 2022

(Unaudited)

The following table reflects the calculation of basic and diluted net income (loss) per common share (in dollars, except per share amounts):

	Three Months Ended March 31,
	2022		2021
	Class A	Class B	Class A	Class B
Basic net income per common share
Numerator:
Allocation of net income, as adjusted	$2,933,567	$733,392	$1,263,036	$2,157,685
Denominator:
Basic and diluted weighted average shares outstanding	28,750,000	7,187,500	3,658,537	6,250,000

Basic and diluted net income per common share	$0.10	$0.10	$0.35	$0.35

Concentration of Credit Risk

Financial instruments that potentially subject the Company to concentrations of credit risk consist of cash accounts in a financial institution, which, at times may exceed the Federal Deposit Insurance Corporation of $250,000. The Company has not experienced losses on these accounts and management believes the Company is not exposed to significant risks on such account.

Fair Value of Financial Instruments

The fair value of the Company’s assets and liabilities which qualify as financial instruments under ASC Topic 820, “Fair Value Measurement,” approximate the carrying amounts represented in the accompanying condensed balance sheet, primarily due to their short-term nature, other than derivative warrant liabilities (see Note 9).

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

MARCH 31, 2022

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

Promissory Note — Related Party

On January 8, 2021, the Company issued a non-interest bearing, unsecured promissory note to the Sponsor (the “Promissory Note”), pursuant to which the Company could borrow up to an aggregate principal amount of $200,000. As of March 31, 2022 and December 31, 2021, there was $141,367 outstanding under the Promissory Note, which was originally due on March 19, 2021.

On March 18, 2022, the Company amended and restated the Promissory Note to extend the due date of amounts outstanding under the promissory note to the earlier of December 31, 2022 and the date of consummation of a Business Combination.

Convertible Promissory Note – Related Party

On February 25, 2022, the Company issued a promissory note to the Sponsor pursuant to which it may borrow up to an aggregate principal amount of $500,000. The promissory note is non-interest bearing and payable upon the consummation of a Business Combination. At the Sponsor’s discretion, the promissory note may be converted into warrants of the post-Business Combination entity at a price of $1.50 per warrant. The warrants would be identical to the Private Placement Warrants. As of March 31, 2022, there was a $500,000 balance outstanding under the Convertible Promissory Note. The Convertible Promissory Note was valued using the fair value method. The fair value of the note as of March 31, 2022, was $367,700, which resulted in a change in fair value of the convertible promissory note of $132,300 recorded in the statements of operations for the three months ended March 31, 2022 (see Note 9).

GOLDEN ARROW MERGER CORP.

NOTES TO CONDENSED FINANCIAL STATEMENTS

MARCH 31, 2022

(Unaudited)

Working Capital Loans

In addition, in order to finance transaction costs in connection with a Business Combination, the Sponsor, an affiliate of the Sponsor, or certain of the Company’s officers and directors or their affiliates may, but are not obligated to, loan the Company funds as may be required (“Working Capital Loans”). If the Company completes a Business Combination, the Company would repay the Working Capital Loans out of the proceeds of the Trust Account released to the Company. Otherwise, the Working Capital Loans would be repaid only out of funds held outside the Trust Account. In the event that a Business Combination does not close, the Company may use a portion of proceeds held outside the Trust Account to repay the Working Capital Loans but no proceeds held in the Trust Account would be used to repay the Working Capital Loans. The Working Capital Loans would either be repaid upon consummation of a Business Combination, without interest, or, at the lender’s discretion, up to $1,500,000 of such Working Capital Loans may be convertible into warrants of the post Business Combination entity. The warrants would be identical to the Private Placement Warrants. Except for the foregoing, the terms of such Working Capital Loans, if any, have not been determined and no written agreements exist with respect to such loans. As of March 31, 2022 and December 31, 2021, no Working Capital Loans were outstanding.

NOTE 6. COMMITMENTS AND CONTINGENCIES

Risks and Uncertainties

Management continues to evaluate the impact of the COVID-19 pandemic and has concluded that while it is reasonably possible that the virus could have a negative effect on the Company’s financial position, results of its operations, and/or search for a target company, the specific impact is not readily determinable as of the date of these condensed financial statements. The condensed financial statements do not include any adjustments that might result from the outcome of this uncertainty.

In February 2022, the Russian Federation and Belarus commenced a military action with the country of Ukraine. As a result of this action, various nations, including the United States, have instituted economic sanctions against the Russian Federation and Belarus. Further, the impact of this action and related sanctions on the world economy are not determinable as of the date of these financial statements. The specific impact on the Company’s financial condition, results of operations, and cashflows is also not determinable as of the date of these condensed financial statements.

Registration Rights

Pursuant to a registration rights agreement entered into on March 16, 2021, the holders of the Founder Shares, Private Placement Warrants and warrants that may be issued upon conversion of Working Capital Loans (and any Class A common stock issuable upon the exercise of the Private Placement Warrants and warrants that may be issued upon conversion of Working Capital Loans and upon conversion of the Founder Shares) have registration rights to require the Company to register a sale of any of the securities held by them. The holders of these securities are entitled to make up to three demands, excluding short form demands, that the Company register such securities. In addition, the holders have certain “piggy-back” registration rights with respect to registration statements filed subsequent to the completion of a Business Combination. The registration rights agreement does not contain liquidated damages or other cash settlement provisions resulting from delays in registering the securities. The Company will bear the expenses incurred in connection with the filing of any such registration statements.

Underwriting Agreement

The underwriters are entitled to a deferred fee of $0.35 per Unit, or $10,062,500 in the aggregate. The deferred fee will become payable to the underwriters from the amounts held in the Trust Account solely in the event that the Company completes a Business Combination, subject to the terms of the underwriting agreement.

Side Letter Agreements

Pursuant to side letter agreements entered into with each of Propoenent LLC and Siddhartha Mukherjee, as compensation for the introduction of the Company to a target company, not previously known to the Company and with which the Company ultimately consummates its initial Business Combination, the Sponsor will either issue a membership interest in the Sponsor representing an economic interest in 100,000 of the Founder Shares or transfer 100,000 of the Founders Shares. As of March 31, 2022, this compensation was deemed to not have been earned.

GOLDEN ARROW MERGER CORP.

NOTES TO CONDENSED FINANCIAL STATEMENTS

MARCH 31, 2022

(Unaudited)

NOTE 7. STOCKHOLDERS’ EQUITY

Preferred Stock — The Company is authorized to issue 1,000,000 shares of preferred stock with a par value of $0.0001 per share with such designation, rights and preferences as may be determined from time to time by the Company’s board of directors. At March 31, 2022 and December 31, 2021, there were no shares of preferred stock issued or outstanding.

Class A Common Stock — The Company is authorized to issue 200,000,000 shares of Class A common stock with a par value of $0.0001 per share. Holders of Class A common stock are entitled to one vote for each share. At March 31, 2022 and December 31, 2021, there was 28,750,000 shares of Class A common stock issued and outstanding and all of which is subject to possible redemption and presented as temporary equity.

Class B Common Stock — The Company is authorized to issue 20,000,000 shares of Class B common stock with a par value of $0.0001 per share. Holders of Class B common stock are entitled to one vote for each share. At March 31, 2022 and December 31, 2021, there were 7,187,500 shares of common stock issued and outstanding.

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

NOTE 8. WARRANTS

Warrants — As of March 31, 2022 and December 31, 2021, there were 9,583,333 Public Warrants outstanding. Public Warrants may only be exercised for a whole number of shares. No fractional warrants will be issued upon separation of the Units and only whole warrants will trade. The Public Warrants will become exercisable on the later of (a) 30 days after the completion of a Business Combination and (b) 12 months from the closing of the Initial Public Offering. The Public Warrants will expire five years after the completion of a Business Combination or earlier upon redemption or liquidation.

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

GOLDEN ARROW MERGER CORP.

NOTES TO CONDENSED FINANCIAL STATEMENTS

MARCH 31, 2022

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

GOLDEN ARROW MERGER CORP.

NOTES TO CONDENSED FINANCIAL STATEMENTS

MARCH 31, 2022

(Unaudited)

As of March 31, 2022 and December 31, 2021, there were 5,000,000 Private Placement Warrants outstanding. The Private Placement Warrants are identical to the Public Warrants underlying the Units sold in the Initial Public Offering, except that the Private Placement Warrants and the Class A common stock issuable upon the exercise of the Private Placement Warrants will not be transferable, assignable or saleable until 30 days after the completion of a Business Combination, subject to certain limited exceptions. Additionally, the Private Placement Warrants will be exercisable on a cashless basis and be non-redeemable, except as described above, so long as they are held by the initial purchasers or its permitted transferees. If the Private Placement Warrants are held by someone other than the initial purchasers or its permitted transferees, the Private Placement Warrants will be redeemable by the Company and exercisable by such holders on the same basis as the Public Warrants.

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

At March 31, 2022, assets held in the Trust Account were comprised of $287,524,093 in money market funds which are primarily invested in U.S. Treasury securities. During the three months ended March 31, 2022, the Company did not withdraw any interest income from the Trust Account.

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

GOLDEN ARROW MERGER CORP.

NOTES TO CONDENSED FINANCIAL STATEMENTS

MARCH 31, 2022

(Unaudited)

The following table presents information about the Company’s assets and liabilities that are measured at fair value on a recurring basis at March 31, 2022 and December 31, 2021 indicates the fair value hierarchy of the valuation inputs the Company utilized to determine such fair value:

Description	Level	March 31, 2022	December 31, 2021
Assets:
Investments held in Trust Account	1	$287,524,093	$287,517,003

Liabilities:
Warrant Liabilities – Public Warrants	1	$2,294,810	$4,786,875
Warrant Liabilities – Private Placement Warrants	3	$1,197,292	$2,497,500
Convertible promissory note – related party	3	367,700	$—

 Warrant Liabilities

The Warrants were accounted for as liabilities in accordance with ASC 815-40 and are presented within warrant liabilities on our accompanying condensed balance sheets. The warrant liabilities are measured at fair value at inception and on a recurring basis, with changes in fair value presented within change in fair value of warrant liabilities in the condensed statements of operations. For the Public Warrants, the Company initially utilized a binomial lattice model consistent with the Private Warrants discussed below. The subsequent measurements of the Public Warrants after the detachment of the Public Warrants from the Units are classified as Level 1 due to the use of an observable market quote in an active market.

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

The key inputs for the binomial lattice model as of March 31, 2022 and December 31, 2021 were as follows:

Input	March 31, 2022	December 31, 2021
Stock price	$9.76	$9.68
Strike price	$11.50	$11.50
Effective Expiration Date	August 3, 2026	August 3, 2026
Volatility	5.7%	5.7%
Risk-free rate	2.42%	2.42%
Dividend yield	0.0%	0.0%

GOLDEN ARROW MERGER CORP.

NOTES TO CONDENSED FINANCIAL STATEMENTS

MARCH 31, 2022

(Unaudited)

The following table presents the changes in the fair value of warrant liabilities classified as Level 3 in the fair value hierarchy as of March 31, 2022:

Private Placement
Fair value as of January 1, 2022	$2,497,500
Change in valuation inputs or other assumptions	(1,300,208)
Fair value as of March 31, 2022	$1,197,292

The following table presents the changes in the fair value of warrant liabilities classified as Level 3 in the fair value hierarchy as of March 31, 2021:

	Private Placement	Public	Warrant Liabilities
Fair value as of January 1, 2021	$—	$—	$—
Initial measurement on March 19, 2021	4,500,000	8,333,333	12,833,333
Change in valuation inputs or other assumptions	(1,395,000)	(2,583,333)	(3,978,333)
Fair value as of March 31, 2021	$3,105,000	$5,750,000	$8,855,000

Transfers to/from Levels 1, 2 and 3 are recognized at the end of the reporting period in which a change in valuation technique or methodology occurs. There were no transfers in or out of Level 3 from other levels in the fair value hierarchy that occurred during the three months ended March 31, 2022 and 2021.

Convertible Promissory Note – Related Party

The fair value of the option to convert the convertible promissory note into Private Warrants was valued by utilizing a discounted cash flow method to value the debt component and a Black-Scholes model to value the debt conversion option to derive the fair value of the convertible note.

The estimated fair value of the convertible promissory note was based on the following significant inputs:

Input	February 25, 2022 (Initial Measurement)	As of March 31, 2022
Stock price	$9.70	$9.76
Strike price	$11.50	$11.50
Expiration date of warrants	9/19/2027	9/19/2026
Volatility	8.4%	5.7%
Risk-free rate	1.88%	2.40%
Dividend yield	0.0%	0.0%

The following table presents the changes in the fair value of the Level 3 convertible promissory note:

Fair value as of January 1, 2021	$—
Proceeds received through Convertible Promissory Note	500,000
Change in fair value	(132,300)
Fair value as of March 31, 2022	$367,700

There were no transfers in or out of Level 3 from other levels in the fair value hierarchy during the three months ended March 31, 2022 for the convertible promissory note.

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

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

References in this quarterly report on Form 10-Q, (the “Quarterly Report”) to “we,” “us” or the “Company” refer to Golden Arrow Merger Corp. References to our “management” or our “management team” refer to our officers and directors, and references to the “Sponsor” refer to Golden Arrow Sponsor, LLC. The following discussion and analysis of the Company’s financial condition and results of operations should be read in conjunction with the financial statements and the notes thereto contained elsewhere in this Quarterly Report. Certain information contained in the discussion and analysis set forth below includes forward-looking statements that involve risks and uncertainties.

Special Note Regarding Forward-Looking Statements

This Quarterly Report includes “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”) and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”) that are not historical facts and involve risks and uncertainties that could cause actual results to differ materially from those expected and projected. All statements, other than statements of historical fact included in this Quarterly Report including, without limitation, statements in this “Management’s Discussion and Analysis of Financial Condition and Results of Operations” regarding the Company’s financial position, business strategy and the plans and objectives of management for future operations, are forward-looking statements. Words such as “expect,” “believe,” “anticipate,” “intend,” “estimate,” “seek” and variations and similar words and expressions are intended to identify such forward-looking statements. Such forward-looking statements relate to future events or future performance, but reflect management’s current beliefs, based on information currently available. A number of factors could cause actual events, performance or results to differ materially from the events, performance and results discussed in the forward-looking statements. For information identifying important factors that could cause actual results to differ materially from those anticipated in the forward-looking statements, please refer to the Risk Factors section of the Company’s Annual Report on Form 10-K (the “Form 10-K”) filed with the U.S. Securities and Exchange Commission (the “SEC”) on March 31, 2022. The Company’s securities filings can be accessed on the EDGAR section of the SEC’s website at www.sec.gov. Except as expressly required by applicable securities law, the Company disclaims any intention or obligation to update or revise any forward-looking statements whether as a result of new information, future events or otherwise.

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

Results of Operations

We have neither engaged in any operations nor generated any revenues to date. Our only activities from December 31, 2020 (inception) through March 31, 2022 were organizational activities, those necessary to prepare for the Initial Public Offering, described below, and, subsequent to the Initial Public Offering, identifying a target company for a Business Combination. We do not expect to generate any operating revenues until after the completion of our Business Combination. We generate non-operating income in the form of interest income on marketable securities held in the Trust Account (defined below). We incur expenses as a result of being a public company (for legal, financial reporting, accounting and auditing compliance), as well as for due diligence expenses.

For the three months ended March 31, 2022, we had a net income of $3,666,959, which consisted of the change in fair value of warrant liability of $3,792,273, change in fair value of convertible note of $132,300, interest earned on marketable securities held in the Trust Account of $7,090, offset by formation and operational costs of $264,704.

For the three months ended March 31, 2021, we had a net income of $3,420,721, which consisted of the change in fair value of warrant liability of $3,978,333, offset by transaction costs allocated from initial public offering of $481,824 and formation and operational costs of $75,788.

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

For the three months ended March 31, 2022, cash used in operating activities was $330,757. Net income of $3,666,959 was affected by change in fair value of warrant liability of $3,792,273, change in fair value of convertible note of $132,300, interest earned on marketable securities held in the Trust Account of $7,090. Changes in operating assets and liabilities used $66,053 of cash for operating activities.

For the three months ended March 31, 2021, cash used in operating activities was $546,438. Net income of $3,420,721 was affected by changes in fair value of warrant liability of $3,978,333 and transaction costs related to the initial public offering of $481,824. Changes in operating assets and liabilities used $470,650 of cash for operating activities.

As of March 31, 2022, we held investments in the Trust Account in the amount of $287,524,093. Interest income on the balance in the Trust Account may be used by us to pay taxes. Through March 31, 2022, we have not withdrawn any interest earned from the Trust Account.

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

As of March 31, 2022, we had cash of $535,855. We intend to use the funds held outside the Trust Account primarily to identify and evaluate target businesses, perform business due diligence on prospective target businesses, travel to and from the offices, plants or similar locations of prospective target businesses or their representatives or owners, review corporate documents and material agreements of prospective target businesses, and structure, negotiate and complete a Business Combination.

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

Going Concern

We have until March 19, 2023 to consummate a business combination. It is uncertain that we will be able to consummate a business combination by this time. If we are unable to raise additional funds to alleviate liquidity needs as well as complete a business combination by this date, there will be a mandatory liquidation and subsequent dissolution. Management has determined that the liquidity condition and mandatory liquidation, should a business combination not occur, and potential subsequent dissolution raises substantial doubt about our ability to continue as a going concern. Management plans to consummate a business combination prior to the mandatory liquidation date. No adjustments have been made to the carrying amounts of assets or liabilities should we be required to liquidate after March 19, 2023.

Off-Balance Sheet Arrangements

We have no obligations, assets or liabilities, which would be considered off-balance sheet arrangements as of March 31, 2022. We do not participate in transactions that create relationships with unconsolidated entities or financial partnerships, often referred to as variable interest entities, which would have been established for the purpose of facilitating off-balance sheet arrangements. We have not entered into any off-balance sheet financing arrangements, established any special purpose entities, guaranteed any debt or commitments of other entities, or purchased any non-financial assets.

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

Common Stock Subject to Possible Redemption

We account for our common stock subject to possible conversion in accordance with the guidance in Accounting Standards Codification (“ASC”) Topic 480 “Distinguishing Liabilities from Equity.” Common stock subject to mandatory redemption is classified as a liability instrument and measured at fair value. Conditionally redeemable common stock (including common stock that features redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within our control) is classified as temporary equity. At all other times, common stock is classified as stockholders’ equity. Our common stock features certain redemption rights that are considered to be outside of our control and subject to occurrence of uncertain future events. Accordingly, common stock subject to possible redemption is presented at redemption value as temporary equity, outside of the stockholders’ deficit section of our condensed balance sheets.

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

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of the effectiveness of our disclosure controls and procedures as of March 31, 2022, as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were not effective, due solely to the material weakness in our internal control over financial reporting related to the company’s accounting for complex financial instruments, previously disclosed in Amendment No. 1 to our Quarterly Report on Form 10-Q for the quarter ended September 30, 2021 and our Form 10-K. In light of this material weakness, we performed additional analysis as deemed necessary to ensure that our financial statements were prepared in accordance with GAAP. Notwithstanding the material weakness, management has concluded that the financial statements included elsewhere in this Quarterly Report present fairly, in all material respects, our financial position, results of operations and cash flows in conformity with GAAP.

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

Changes in Internal Control Over Financial Reporting

Other than the matters described above, there were no changes in our internal control over financial reporting that occurred during the fourth quarter of the fiscal year covered by this Quarterly Report that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1. Legal Proceedings

None.

Item 1A. Risk Factors

Factors that could cause our actual results to differ materially from those in this Quarterly Report include the risk factors described in our Form 10-K. Any of these factors could result in a significant or material adverse effect on our results of operations or financial condition. Additional risk factors not presently known to us or that we currently deem immaterial may also impair our business or results of operations. As of the date of this Quarterly Report, there have been no material changes to the risk factors disclosed in our Form 10-K, except for the following amended and restated risk factors:

Changes in laws or regulations, or a failure to comply with any laws and regulations, may adversely affect our business, investments and results of operations.

We are subject to laws and regulations enacted by national, regional and local governments. In particular, we will be required to comply with certain SEC and other legal requirements. Compliance with, and monitoring of, applicable laws and regulations may be difficult, time consuming and costly. Those laws and regulations and their interpretation and application also may change from time to time and those changes could have a material adverse effect on our business, investments and results of operations. In addition, a failure to comply with applicable laws or regulations, as interpreted and applied, could have a material adverse effect on our business, including our ability to complete our initial business combination, and results of operations.

On March 30, 2022, the SEC issued proposed rules that would, among other items, impose additional disclosure requirements in business combination transactions involving SPACs and private operating companies; amend the financial statement requirements applicable to business combination transactions involving such companies; update and expand guidance regarding the general use of projections in SEC filings, as well as when projections are disclosed in connection with proposed business combination transactions; increase the potential liability of certain participants in proposed business combination transactions; and impact the extent to which SPACs could become subject to regulation under the Investment Company Act of 1940. These rules, if adopted, whether in the form proposed or in revised form, may materially adversely affect our business, including our ability to negotiate and complete our initial business combination and may increase the costs and time related thereto.

Our liquidity condition and proximity to our liquidation date raise substantial doubt about our ability to continue as a “going concern.”

We may not have sufficient liquidity to meet our anticipated obligations and may be unable to raise additional funds to alleviate our liquidity needs. In connection with our assessment of going concern considerations in accordance with the Financial Accounting Standards Board’s (“FASB”) Accounting Standards Update (“ASU”) 2014-15, “Disclosures of Uncertainties about an Entity’s Ability to Continue as a Going Concern,” management has determined that our liquidity condition, as well as mandatory liquidation and subsequent dissolution raise substantial doubt about our company’s ability to continue as a going concern. No adjustments have been made to the carrying amounts of assets or liabilities should our company be required to liquidate after March 19, 2023. The financial statements do not include any adjustment that might be necessary if our company is unable to continue as a going concern.

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

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

None.

Item 5. Other Information

None.

Item 6. Exhibits

The following exhibits are filed as part of, or incorporated by reference into, this Form 10-Q.

No.	Description of Exhibit
3.2(2)	Bylaws.
3.1(1)	Amended and Restated Certificate of Incorporation.
31.1*	Certification of Principal Executive Officer and Principal Financial Officer Pursuant to Securities Exchange Act Rules 13a-14(a), as adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1**	Certification of Principal Executive Officer and Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
10.1(3)	Amended and Restated Promissory Note, dated March 18, 2022, issued to Golden Arrow Sponsor, LLC.
10.2(3)	Promissory Note, dated February 25, 2022, issued to Golden Arrow Sponsor, LLC.
101.INS*	Inline XBRL Instance Document.
101.SCH*	Inline XBRL Taxonomy Extension Schema Document.
101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document.
101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document.
101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase Document.
101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document.
104*	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).

*	Filed herewith.
**	Furnished herewith.

(1)	Incorporated by reference to an exhibit to the Registrant’s Current Report on Form 8-K (File No. 001-40223), filed with the SEC on March 22, 2021.
(2)	Incorporated by reference to an exhibit to the Registrant’s Registration Statement on Form S-1, as amended (File No. 001-253465), filed with the SEC on March 5, 2021.
(3)	Incorporated by reference to an exhibit to the Registrant’s Annual Report on Form 10-K (File No. 001-40223), filed with the SEC on March 31, 2022.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

GOLDEN ARROW MERGER CORP.

Date: May 16, 2022	By:	/s/ Timothy Babich
	Name:	Timothy Babich
	Title:	Chief Executive Officer and Chief Financial Officer
(Principal Executive Officer, Principal Financial Officer and Principal Accounting Officer)