Form 10-Q
period 2022-06-30
Golden Arrow Merger Corp.
filed 2022-08-15
CIK 1841125

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(MARK ONE)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarter ended June 30, 2022

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

As of August 12, 2022, there were 28,750,000 shares of Class A common stock, $0.0001 par value and 7,187,500 shares of Class B common stock, $0.0001 par value, issued and outstanding.

GOLDEN ARROW MERGER CORP.

FORM 10-Q FOR THE QUARTER ENDED JUNE 30, 2022

i

PART I - FINANCIAL INFORMATION

Item 1. Interim Financial Statements.

GOLDEN ARROW MERGER CORP.

CONDENSED BALANCE SHEETS

	June 30,	December 31,
	2022	2021
	(Unaudited)
ASSETS
Current Assets
Cash	$240,636	$366,612
Prepaid expenses	248,960	352,184
Total Current Assets	489,596	718,796

Investments Held in Trust Account	287,654,370	287,517,003
Total Assets	$288,143,966	$288,235,799

LIABILITIES, CLASS A COMMON STOCK SUBJECT TO POSSIBLE REDEMPTION, AND STOCKHOLDERS’ DEFICIT
Current Liabilities
Accounts payable and accrued expenses	$95,786	$322,074
Promissory note – related party	141,367	141,367
Convertible note - related party	296,600	—
Total Current Liabilities	533,753	463,441

Deferred underwriting fee payable	10,062,500	10,062,500
Warrant liabilities	1,110,030	7,284,375
Total Liabilities	11,706,283	17,810,316

Commitments and Contingencies
Class A common stock subject to possible redemption, $0.0001 par value, 200,000,000 shares authorized, 28,750,000 shares at a redemption value of $10.00 per share at June 30, 2022 and December 31, 2021	287,500,000	287,500,000

Stockholders’ Deficit
Preferred stock, $0.0001 par value; 1,000,000 shares authorized; none issued or outstanding at June 30, 2022 and December 31, 2021	—	—
Class A common stock, $0.0001 par value; 200,000,000 shares authorized; no shares issued or outstanding (excluding 28,750,000 shares subject to possible redemption) at June 30, 2022 and December 31, 2021	—	—
Class B common stock, $0.0001 par value; 20,000,000 shares authorized; 7,187,500 shares issued and outstanding at June 30, 2022 and December 31, 2021	719	719
Additional paid-in capital	—	—
Accumulated Deficit	(11,063,036)	(17,075,236)
Total Stockholders’ Deficit	(11,062,317)	(17,074,517)
TOTAL LIABILITIES, CLASS A COMMON STOCK SUBJECT TO POSSIBLE REDEMPTION AND STOCKHOLDERS’ DEFICIT	$288,143,966	$288,235,799

The accompanying notes are an integral part of the unaudited condensed financial statements.

GOLDEN ARROW MERGER CORP.

CONDENSED STATEMENTS OF OPERATIONS

(UNAUDITED)

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2022	2021	2022	2021

Formation and operational costs	$238,208	$216,678	$502,912	$292,466
Loss from operations	(238,208)	(216,678)	(502,912)	(292,466)

Other income (expense):
Transaction costs allocated from initial public offering	—	—	—	(481,824)
Change in fair value of warrant liabilities	2,382,072	(2,041,667)	6,174,345	1,936,666
Change in fair value of convertible note	71,100	—	203,400	—
Interest earned on investment held in Trust Account	130,277	3,939	137,367	3,939
Total other income (expense), net	$2,583,449	$(2,037,728)	$6,515,112	$1,458,781

Net income (loss)	$2,345,241	$(2,254,406)	$6,012,200	$1,166,315

Basic weighted average shares outstanding, Class A common stock	28,750,000	27,291,667	28,750,000	16,076,590

Basic net income (loss) per share, Class A common stock	$0.07	$(0.07)	$0.17	$0.05

Diluted weighted average shares outstanding, Class A common stock	28,750,000	28,750,000	28,750,000	28,750,000

Diluted net income (loss) per share, Class A common stock	$0.07	$(0.06)	$0.17	$0.03

Basic weighted average shares outstanding, Class B common stock	7,187,500	6,822,917	7,187,500	6,743,136

Basic net income (loss) per share, Class B common stock	$0.07	$(0.07)	$0.17	$0.05

Diluted weighted average shares outstanding, Class B common stock	7,187,500	7,187,500	7,187,500	7,187,500

Diluted net income (loss) per share, Class B common stock	$0.07	$(0.06)	$0.17	$0.03

The accompanying notes are an integral part of the unaudited condensed financial statements.

GOLDEN ARROW MERGER CORP.

CONDENSED STATEMENTS OF CHANGES IN STOCKHOLDERS’ DEFICIT

(UNAUDITED)

FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2022

	Class A Common Stock		Class B Common Stock		Additional Paid-in	Accumulated	Total Stockholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Deficit
Balance — January 1, 2022	—	$—	7,187,500	$719	$—	$(17,075,236)	$(17,074,517)

Net income	—	—	—	—	—	3,666,959	3,666,959

Balance – March 31, 2022 (unaudited)	—	$—	7,187,500	$719	$—	$(13,408,277)	$(13,407,558)

Net income	—	—	—	—	—	2,345,241	2,345,241

Balance – June 30, 2022 (unaudited)	—	$—	7,187,500	$719	$—	$(11,063,036)	$(11,062,317)

FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2021

	Class A Common Stock		Class B Common Stock		Additional Paid-in	Accumulated	Total Stockholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Deficit
Balance — January 1, 2021	—	$—	—	$—	$—	$—	$—

Issuance of Class B common stock to Sponsor	—	—	7,187,500	719	24,281	—	25,000

Accretion for Class A common stock subject to redemption amount	—	—	—	—	(2,274,281)	(19,824,197)	(22,098,478)

Cash paid in excess of fair value of private warrants	—	—	—	—	2,250,000	—	2,250,000

Net income	—	—	—	—	—	3,420,721	3,420,721

Balance – March 31, 2021 (unaudited)	—	$—	7,187,500	$719	$—	$(16,403,476)	$(16,402,757)

Accretion for Class A common stock subject to redemption amount	—	—	—	—	(405,000)	(2,520,000)	(2,925,000)

Cash paid in excess of fair value of private warrants	—	—	—	—	405,000	—	405,000

Net loss	—	—	—	—	—	(2,254,406)	(2,254,406)

Balance – June 30, 2021 (unaudited)	—	$—	7,187,500	$719	$—	$(21,177,882)	$(21,177,163)

The accompanying notes are an integral part of the unaudited condensed financial statements.

GOLDEN ARROW MERGER CORP.

CONDENSED STATEMENTS OF CASH FLOWS

(UNAUDITED)

	For the Six months Ended June 30,
	2022	2021
Cash Flows from Operating Activities:
Net income	$6,012,200	$1,166,315
Adjustments to reconcile net income to net cash used in operating activities:
Change in fair value of convertible note	(203,400)	—
Change in fair value of warrant liabilities	(6,174,345)	(1,936,666)
Transaction costs allocated from initial public offering	—	481,824
Interest earned on investment held in Trust Account	(137,367)	(3,939)
Changes in operating assets and liabilities:
Prepaid expenses	103,224	(504,596)
Accounts payable and accrued expenses	(226,288)	115,000
Net cash used in operating activities	(625,976)	(682,062)

Cash Flows from Investing Activities:
Investment of cash into trust Account	—	(287,500,000)
Net cash used in investing activities	—	(287,500,000)

Cash Flows from Financing Activities:
Proceeds from issuance of Class B common stock to Sponsor	—	25,000
Proceeds from sale of Units, net of underwriting discounts paid	—	281,750,000
Proceeds from sale of Private Placements Warrants	—	7,500,000
Proceeds from promissory note – related party	—	141,367
Repayment of promissory note – related party	—	(10,123)
Proceeds from convertible promissory note - related party	500,000	—
Payment of offering costs	—	(476,846)
Net cash provided by financing activities	500,000	288,929,398

Net Change in Cash	(125,976)	747,336
Cash – Beginning of period	366,612	—
Cash – End of period	$240,636	$747,336

Non-Cash Investing and Financing Activities:
Offering costs included in accrued offering costs	$—	$10,000
Offering costs paid through promissory note	$—	$10,123
Deferred underwriting fee payable	$—	$10,062,500

The accompanying notes are an integral part of the unaudited condensed financial statements.

GOLDEN ARROW MERGER CORP.

NOTES TO CONDENSED FINANCIAL STATEMENTS

JUNE 30, 2022

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

As of June 30, 2022, the Company had not commenced any operations. All activity through June 30, 2022 relates to the Company’s formation and the initial public offering (“Initial Public Offering”), which is described below, and subsequent to the Initial Public Offering, identifying a target company for a Business Combination. The Company will not generate any operating revenues until after the completion of a Business Combination, at the earliest. The Company generates non-operating income in the form of interest income from the proceeds derived from the Initial Public Offering.

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

GOLDEN ARROW MERGER CORP.

NOTES TO CONDENSED FINANCIAL STATEMENTS

JUNE 30, 2022

(Unaudited)

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

GOLDEN ARROW MERGER CORP.

NOTES TO CONDENSED FINANCIAL STATEMENTS

JUNE 30, 2022

(Unaudited)

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

Going Concern

As of June 30, 2022, we had cash of $240,636 and working capital deficit of $44,157. The Company intends to use the funds held outside the Trust Account primarily to identify and evaluate target businesses, perform business due diligence on prospective target businesses, travel to and from the offices, plants or similar locations of prospective target businesses or their representatives or owners, review corporate documents and material agreements of prospective target businesses, and structure, negotiate and complete a Business Combination.

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

GOLDEN ARROW MERGER CORP.

NOTES TO CONDENSED FINANCIAL STATEMENTS

JUNE 30, 2022

(Unaudited)

The accompanying unaudited condensed financial statements should be read in conjunction with the Company’s Annual Report on Form 10-K as filed with the SEC on March 31, 2022. The interim results for the three and six months ended June 30, 2022 are not necessarily indicative of the results to be expected for the year ending December 31, 2022 or for any future periods.

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

Cash and Cash Equivalents

The Company considers all short-term investments with an original maturity of three months or less when purchased to be cash equivalents. The Company did not have any cash equivalents as of June 30, 2022 and December 31, 2021.

Investments Held in Trust Account

At June 30, 2022 and December 31, 2021, all of the assets held in the Trust Account were held in money market funds which are invested primarily in U.S. Treasury securities.

GOLDEN ARROW MERGER CORP.

NOTES TO CONDENSED FINANCIAL STATEMENTS

JUNE 30, 2022

(Unaudited)

Class A Common Stock Subject to Possible Redemption

The Company accounts for its Class A common stock subject to possible redemption in accordance with the guidance in Accounting Standards Codification (“ASC”) Topic 480 “Distinguishing Liabilities from Equity.” Shares of Class A common stock subject to mandatory redemption are classified as a liability instrument and is measured at fair value. Conditionally redeemable Class A common stock (including Class A common stock that features redemption rights that is either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within the Company’s control) is classified as temporary equity. At all other times, Class A common stock is classified as stockholders’ equity. The Company’s Class A common stock features certain redemption rights that are considered to be outside of the Company’s control and subject to occurrence of uncertain future events. Accordingly, at June 30, 2022 and December 31, 2021, the 28,750,000 shares of Class A common stock subject to possible redemption are presented as temporary equity, outside of the stockholders’ deficit section of the Company’s condensed balance sheets.

The Company recognizes changes in redemption value immediately as they occur and adjusts the carrying value of redeemable common stock to equal the redemption value at the end of each reporting period.

At June 30, 2022 and December 31, 2021, the Class A common stock reflected in the condensed balance sheets is reconciled in the following table:

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

JUNE 30, 2022

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

Income Taxes

The Company accounts for income taxes under ASC 740, “Income Taxes.” ASC 740, Income Taxes, requires the recognition of deferred tax assets and liabilities for both the expected impact of differences between the unaudited condensed financial statements and tax basis of assets and liabilities and for the expected future tax benefit to be derived from tax loss and tax credit carry forwards. ASC 740 additionally requires a valuation allowance to be established when it is more likely than not that all or a portion of deferred tax assets will not be realized. As of June 30, 2022 and December 31, 2021, the Company’s deferred tax asset had a full valuation allowance recorded against it. Our effective tax rate was 0% for the three months ended June 30, 2022 and 2021, respectively, and 0% for the six months ended June 30, 2022 and 2021, respectively. The effective tax rate differs from the statutory tax rate of 21% for the three and six months ended June 30, 2022 and 2021, due to changes in fair value in warrant liability, changes in fair value in the convertible promissory note, and the valuation allowance on the deferred tax assets.

ASC 740 also clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements and prescribes a recognition threshold and measurement process for financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more-likely-than-not to be sustained upon examination by taxing authorities. ASC 740 also provides guidance on derecognition, classification, interest and penalties, accounting in interim period, disclosure and transition.

The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. There were no unrecognized tax benefits and no amounts accrued for interest and penalties as of June 30, 2022 and December 31, 2021. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position.

The Company has identified the United States as its only “major” tax jurisdiction. The Company is subject to income taxation by major taxing authorities since inception. These examinations may include questioning the timing and amount of deductions, the nexus of income among various tax jurisdictions and compliance with federal and state tax laws. The Company’s management does not expect that the total amount of unrecognized tax benefits will materially change over the next twelve months.

Net Income (Loss) per Common Share

The Company complies with accounting and disclosure requirements of FASB ASC Topic 260, “Earnings Per Share”. Net income (loss) per common share is computed by dividing net income (loss) by the weighted average number of common stock outstanding for the period. The Company has two classes of shares which are referred to as Class A common stock and Class B Common stock. Income (loss) is shared pro rata between the two classes of shares. This presentation assumes a business combination as the most likely outcome. Accretion associated with the redeemable shares of Class A common stock is excluded from earnings per share as the redemption value approximates fair value.

The calculation of diluted income (loss) per share does not consider the effect of the warrants issued in connection with the (i) Initial Public Offering, and (ii) the private placement since the exercise of the warrants is contingent upon the occurrence of future events. The warrants are exercisable to purchase 14,583,333 Class A common stock in the aggregate. As of June 30, 2022 and 2021, the Company had dilutive securities that are Public Warrants and Private Placement Warrants that could, potentially, be exercised or converted into common stock and then share in the earnings of the Company. The warrants are not exercisable until 30 days after the completion of a Business Combination. As a result, diluted net income (loss) per common share is the same as basic net income (loss) per common share for the periods presented.

GOLDEN ARROW MERGER CORP.

NOTES TO CONDENSED FINANCIAL STATEMENTS

JUNE 30, 2022

(Unaudited)

The following table reflects the calculation of basic and diluted net income (loss) per common share (in dollars, except per share amounts):

	For the Three Months Ended June 30,
	2022		2021
	Class A	Class B	Class A	Class B
Basic net income (loss) per common share
Numerator:
Allocation of net income (loss), as adjusted	$1,876,193	$469,048	$(1,803,525)	$(450,881)
Denominator:
Basic weighted average shares outstanding	28,750,000	7,187,500	27,291,667	6,822,917

Basic net income (loss) per common share	$0.07	$0.07	$(0.07)	$(0.07)

	For the Three Months Ended June 30,
	2022		2021
	Class A	Class B	Class A	Class B
Diluted net income (loss) per common share
Numerator:
Allocation of net income (loss), as adjusted	$1,876,193	$469,048	$(1,803,525)	$(450,881)
Denominator:
Diluted weighted average shares outstanding	28,750,000	7,187,500	28,750,000	7,187,500

Diluted net income (loss) per common share	$0.07	$0.07	$(0.06)	$(0.06)

	For the Six Months Ended June 30,
	2022		2021
	Class A	Class B	Class A	Class B
Basic net income per common share
Numerator:
Allocation of net income, as adjusted	$4,809,760	$1,202,440	$821,674	$344,641
Denominator:
Basic weighted average shares outstanding	28,750,000	7,187,500	16,076,590	6,743,136

Basic net income per common share	$0.17	$0.17	$0.05	$0.05

	For the Six Months Ended June 30,
	2022		2021
	Class A	Class B	Class A	Class B
Diluted net income per common share
Numerator:
Allocation of net income, as adjusted	$4,809,760	$1,202,440	$933,052	$233,263
Denominator:
Diluted weighted average shares outstanding	28,750,000	7,187,500	28,750,000	7,187,500

Diluted net income per common share	$0.17	$0.17	$0.03	$0.03

GOLDEN ARROW MERGER CORP.

NOTES TO CONDENSED FINANCIAL STATEMENTS

JUNE 30, 2022

(Unaudited)

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

Fair Value of Financial Instruments

The fair value of the Company’s assets and liabilities which qualify as financial instruments under ASC Topic 820, “Fair Value Measurement,” approximate the carrying amounts represented in the accompanying condensed balance sheet, primarily due to their short-term nature, other than derivative warrant liabilities and convertible promissory note (see Note 9).

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

JUNE 30, 2022

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

Promissory Note — Related Party

On January 8, 2021, the Company issued a non-interest bearing, unsecured promissory note to the Sponsor (the “Promissory Note”), pursuant to which the Company could borrow up to an aggregate principal amount of $200,000. As of June 30, 2022 and December 31, 2021, there was $141,367 outstanding under the Promissory Note, which was originally due on March 19, 2021.

On March 18, 2022, the Company amended and restated the Promissory Note to extend the due date of amounts outstanding under the promissory note to the earlier of December 31, 2022 and the date of consummation of a Business Combination.

Convertible Promissory Note – Related Party

On February 25, 2022, the Company issued a promissory note to the Sponsor pursuant to which it may borrow up to an aggregate principal amount of $500,000. The promissory note is non-interest bearing and payable upon the consummation of a Business Combination. At the Sponsor’s discretion, the promissory note may be converted into warrants of the post-Business Combination entity at a price of $1.50 per warrant. The warrants would be identical to the Private Placement Warrants. As of June 30, 2022, there was a $500,000 balance outstanding under the Convertible Promissory Note. The Convertible Promissory Note was valued using the fair value method. The fair value of the note as of June 30, 2022, was $296,600, which resulted in a change in fair value of the convertible promissory note of $71,100 and $203,400 for the three and six months ended June 30, 2022 recorded in the condensed statements of operations (see Note 9).

GOLDEN ARROW MERGER CORP.

NOTES TO CONDENSED FINANCIAL STATEMENTS

JUNE 30, 2022

(Unaudited)

Working Capital Loans

In addition, in order to finance transaction costs in connection with a Business Combination, the Sponsor, an affiliate of the Sponsor, or certain of the Company’s officers and directors or their affiliates may, but are not obligated to, loan the Company funds as may be required (“Working Capital Loans”). If the Company completes a Business Combination, the Company would repay the Working Capital Loans out of the proceeds of the Trust Account released to the Company. Otherwise, the Working Capital Loans would be repaid only out of funds held outside the Trust Account. In the event that a Business Combination does not close, the Company may use a portion of proceeds held outside the Trust Account to repay the Working Capital Loans, but no proceeds held in the Trust Account would be used to repay the Working Capital Loans. The Working Capital Loans would either be repaid upon consummation of a Business Combination, without interest, or, at the lender’s discretion, up to $1,500,000 of such Working Capital Loans may be convertible into warrants of the post Business Combination entity. The warrants would be identical to the Private Placement Warrants. Except for the foregoing, the terms of such Working Capital Loans, if any, have not been determined and no written agreements exist with respect to such loans. As of June 30, 2022 and December 31, 2021, no Working Capital Loans were outstanding.

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

In February 2022, the Russian Federation and Belarus commenced a military action with the country of Ukraine. As a result of this action, various nations, including the United States, have instituted economic sanctions against the Russian Federation and Belarus. Further, the impact of this action and related sanctions on the world economy are not determinable as of the date of these financial statements. The specific impact on the Company’s financial condition, results of operations, and cashflows is also not determinable as of the date of these unaudited condensed financial statements.

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

Side Letter Agreements

Pursuant to side letter agreements entered into with each of Propoenent LLC and Siddhartha Mukherjee, as compensation for the introduction of the Company to a target company, not previously known to the Company and with which the Company ultimately consummates its initial Business Combination, the Sponsor will either issue a membership interest in the Sponsor representing an economic interest in 100,000 of the Founder Shares or transfer 100,000 of the Founders Shares. As of June 30, 2022, this compensation was deemed to not have been earned.

GOLDEN ARROW MERGER CORP.

NOTES TO CONDENSED FINANCIAL STATEMENTS

JUNE 30, 2022

(Unaudited)

NOTE 7. STOCKHOLDERS’ DEFICIT

Preferred Stock — The Company is authorized to issue 1,000,000 shares of preferred stock with a par value of $0.0001 per share with such designation, rights and preferences as may be determined from time to time by the Company’s board of directors. At June 30, 2022 and December 31, 2021, there were no shares of preferred stock issued or outstanding.

Class A Common Stock — The Company is authorized to issue 200,000,000 shares of Class A common stock with a par value of $0.0001 per share. Holders of Class A common stock are entitled to one vote for each share. At June 30, 2022 and December 31, 2021, there was 28,750,000 shares of Class A common stock issued and outstanding and all of which is subject to possible redemption and presented as temporary equity.

Class B Common Stock — The Company is authorized to issue 20,000,000 shares of Class B common stock with a par value of $0.0001 per share. Holders of Class B common stock are entitled to one vote for each share. At June 30, 2022 and December 31, 2021, there were 7,187,500 shares of common stock issued and outstanding.

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

NOTE 8. WARRANTS

Warrants — As of June 30, 2022 and December 31, 2021, there were 9,583,333 Public Warrants outstanding. Public Warrants may only be exercised for a whole number of shares. No fractional warrants will be issued upon separation of the Units and only whole warrants will trade. The Public Warrants will become exercisable on the later of (a) 30 days after the completion of a Business Combination and (b) 12 months from the closing of the Initial Public Offering. The Public Warrants will expire five years after the completion of a Business Combination or earlier upon redemption or liquidation.

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

JUNE 30, 2022

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

GOLDEN ARROW MERGER CORP.

NOTES TO CONDENSED FINANCIAL STATEMENTS

JUNE 30, 2022

(Unaudited)

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

As of June 30, 2022 and December 31, 2021, there were 5,000,000 Private Placement Warrants outstanding. The Private Placement Warrants are identical to the Public Warrants underlying the Units sold in the Initial Public Offering, except that the Private Placement Warrants and the Class A common stock issuable upon the exercise of the Private Placement Warrants will not be transferable, assignable or saleable until 30 days after the completion of a Business Combination, subject to certain limited exceptions. Additionally, the Private Placement Warrants will be exercisable on a cashless basis and be non-redeemable, except as described above, so long as they are held by the initial purchasers or its permitted transferees. If the Private Placement Warrants are held by someone other than the initial purchasers or its permitted transferees, the Private Placement Warrants will be redeemable by the Company and exercisable by such holders on the same basis as the Public Warrants.

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

At June 30, 2022, assets held in the Trust Account were comprised of $287,654,370 in money market funds which are primarily invested in U.S. Treasury securities. During the three and six months ended June 30, 2022, the Company did not withdraw any interest income from the Trust Account.

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

GOLDEN ARROW MERGER CORP.

NOTES TO CONDENSED FINANCIAL STATEMENTS

JUNE 30, 2022

(Unaudited)

The following table presents information about the Company’s assets and liabilities that are measured at fair value on a recurring basis at June 30, 2022 and December 31, 2021 indicates the fair value hierarchy of the valuation inputs the Company utilized to determine such fair value:

Description	Level	June 30, 2022	December 31, 2021
Assets:
Investments held in Trust Account	1	$287,654,370	$287,517,003

Liabilities:
Warrant Liabilities – Public Warrants	1	$729,448	$4,786,875
Warrant Liabilities – Private Placement Warrants	3	$380,582	$2,497,500
Convertible promissory note – related party	3	$296,600	$—

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

The key inputs for the binomial lattice model as of June 30, 2022 and December 31, 2021 were as follows:

Input	As of June 30, 2022	As of December 31, 2021
Stock price	$9.76	$9.68
Strike price	$11.50	$11.50
Effective Expiration Date	September 19, 2027	August 3, 2026
Volatility	3.9%	5.7%
Risk-free rate	2.97%	2.42%
Dividend yield	0.0%	0.0%

GOLDEN ARROW MERGER CORP.

NOTES TO CONDENSED FINANCIAL STATEMENTS

JUNE 30, 2022

(Unaudited)

The following table presents the changes in the fair value of warrant liabilities classified as Level 3 in the fair value hierarchy as of June 30, 2022:

Private Placement
Fair value as of January 1, 2022	$2,497,500
Change in valuation inputs or other assumptions	(1,300,208)
Fair value as of March 31, 2022	$1,197,292
Change in valuation inputs or other assumptions	(816,710)
Fair value as of June 30, 2022	$380,582

The following table presents the changes in the fair value of warrant liabilities classified as Level 3 in the fair value hierarchy as of June 30, 2021:

	Private Placement	Public	Warrant Liabilities
Fair value as of January 1, 2021	$—	$—	$—
Initial measurement on March 19, 2021	4,500,000	8,333,333	12,833,333
Change in valuation inputs or other assumptions	(1,395,000)	(2,583,333)	(3,978,333)
Fair value as of March 31, 2021	$3,105,000	$5,750,000	$8,855,000
Initial measurement, over-allotment	345,000	862,500	1,207,500
Change in valuation inputs or other assumptions	700,000	1,341,667	2,041,667
Transfers to Level 1	—	(7,954,167)	(7,954,167)
Fair value as of June 30, 2021	$4,150,000	$—	$4,150,000

Transfers to/from Levels 1, 2 and 3 are recognized at the end of the reporting period in which a change in valuation technique or methodology occurs. There were no transfers in or out of Level 3 from other levels in the fair value hierarchy that occurred during the three and six months ended June 30, 2022. The estimated fair value of the Public Warrants transferred from a Level 3 measurement to a Level 1 measurement during the six months ended June 30, 2021, when the Public Warrants were able to be separately traded.

Convertible Promissory Note – Related Party

The fair value of the option to convert the convertible promissory note into Private Warrants was valued by utilizing a discounted cash flow method to value the debt component and a Black-Scholes model to value the debt conversion option to derive the fair value of the convertible note.

The estimated fair value of the convertible promissory note was based on the following significant inputs:

Input	February 25, 2022 (Initial Measurement)	As of June 30, 2022
Stock price	$9.70	$9.76
Strike price	$11.50	$11.50
Expiration date of warrants	9/19/2027	11/30/2025
Volatility	8.4%	3.9%
Risk-free rate	1.88%	2.97%
Dividend yield	0.0%	0.0%

The following table presents the changes in the fair value of the Level 3 convertible promissory note:

Fair value as of January 1, 2022	$—
Proceeds received through Convertible Promissory Note	500,000
Change in fair value	(132,300)
Fair value as of March 31, 2022	$367,700
Change in fair value	(71,100)
Fair value as of June 30, 2022	$296,600

There were no transfers in or out of Level 3 from other levels in the fair value hierarchy during the three and six months ended June 30, 2022 for the convertible promissory note.

NOTE 10. SUBSEQUENT EVENTS

The Company evaluated subsequent events and transactions that occurred after the balance sheet date up to the date that the unaudited condensed financial statements were issued. Based upon this review, the Company did not identify any subsequent events that would have required adjustment or disclosure in the unaudited condensed financial statements.

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

Results of Operations

We have neither engaged in any operations nor generated any revenues to date. Our only activities from December 31, 2020 (inception) through June 30, 2022 were organizational activities, those necessary to prepare for the Initial Public Offering, described below, and, subsequent to the Initial Public Offering, identifying a target company for a Business Combination. We do not expect to generate any operating revenues until after the completion of our Business Combination. We generate non-operating income in the form of interest income on marketable securities held in the Trust Account (defined below). We incur expenses as a result of being a public company (for legal, financial reporting, accounting and auditing compliance), as well as for due diligence expenses.

For the three months ended June 30, 2022, we had a net income of $2,345,241, which consisted of the change in fair value of warrant liability of $2,382,072, change in fair value of convertible note of $71,100, interest earned on marketable securities held in the Trust Account of $130,277, offset by formation and operational costs of $238,208.

For the six months ended June 30, 2022, we had a net income of $6,012,200, which consisted of the change in fair value of warrant liability of $6,174,345, change in fair value of convertible note of $203,400, interest earned on marketable securities held in the Trust Account of $137,367, offset by formation and operational costs of $502,912.

For the three months ended June 30, 2021, we had a net loss of $2,254,406, which consisted of the change in fair value of warrant liability of $2,041,667 and formation and operational costs of $216,678, offset by interest earned on marketable securities held in the Trust Account of $3,939.

For the six months ended June 30, 2021, we had a net income of $1,166,315, which consisted of the change in fair value of warrant liability of $1,936,666 and interest earned on marketable securities held in the Trust Account of $3,939, offset by transaction costs allocated from initial public offering of $481,824 and formation and operational costs of $292,466.

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

For the six months ended June 30, 2022, cash used in operating activities was $625,976. Net income of $6,012,200 was affected by change in fair value of warrant liability of $6,174,345, change in fair value of convertible note of $203,400, interest earned on marketable securities held in the Trust Account of $137,367. Changes in operating assets and liabilities used $123,064 of cash for operating activities.

For the six months ended June 30, 2021, cash used in operating activities was $682,062. Net income of $1,166,315 was affected by changes in fair value of warrant liability of $1,936,666, interest earned on marketable securities held in the Trust Account of $3,939 and transaction costs related to the initial public offering of $481,824. Changes in operating assets and liabilities used $389,596 of cash for operating activities.

As of June 30, 2022, we held investments in the Trust Account in the amount of $287,654,370. Interest income on the balance in the Trust Account may be used by us to pay taxes. Through June 30, 2022, we have not withdrawn any interest earned from the Trust Account.

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

As of June 30, 2022, we had cash of $240,636. We intend to use the funds held outside the Trust Account primarily to identify and evaluate target businesses, perform business due diligence on prospective target businesses, travel to and from the offices, plants or similar locations of prospective target businesses or their representatives or owners, review corporate documents and material agreements of prospective target businesses, and structure, negotiate and complete a Business Combination.

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

As of June 30, 2022, there was a $500,000 balance outstanding under the Convertible Promissory Note. The Convertible Promissory Note was valued using the fair value method. The fair value of the note as of June 30, 2022, was $296,600, which resulted in a change in fair value of the convertible promissory note of $71,100 and $203,400 for the three and six months ended June 30,2022 recorded in the condensed statements of operations.

On January 8, 2021, we issued a non-interest bearing, unsecured promissory note to the Sponsor, pursuant to which the Company could borrow up to an aggregate principal amount of $200,000, which was originally due on March 19, 2021. On March 18, 2022, we amended and restated the promissory note to extend the due date of amounts outstanding under the promissory note to the earlier of December 31, 2022 and the date of consummation of our initial business combination. As of June 30, 2022 and December 31, 2021, there was $141,367 outstanding under the promissory note.

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

Going Concern

We have until March 19, 2023, to consummate a business combination. It is uncertain that we will be able to consummate a business combination by this time. If we are unable to raise additional funds to alleviate liquidity needs as well as complete a business combination by this date, there will be a mandatory liquidation and subsequent dissolution. Management has determined that the liquidity condition and mandatory liquidation, should a business combination not occur, and potential subsequent dissolution raises substantial doubt about our ability to continue as a going concern. Management plans to consummate a business combination prior to the mandatory liquidation date. No adjustments have been made to the carrying amounts of assets or liabilities should we be required to liquidate after March 19, 2023.

Off-Balance Sheet Arrangements

We have no obligations, assets or liabilities, which would be considered off-balance sheet arrangements as of June 30, 2022. We do not participate in transactions that create relationships with unconsolidated entities or financial partnerships, often referred to as variable interest entities, which would have been established for the purpose of facilitating off-balance sheet arrangements. We have not entered into any off-balance sheet financing arrangements, established any special purpose entities, guaranteed any debt or commitments of other entities, or purchased any non-financial assets.

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

Net Income (Loss) Per Common Share

Net income (loss) per common share is computed by dividing net income (loss) by the weighted average number of common stock outstanding for the period. We have two classes of shares which are referred to as Class A common stock and Class B Common stock. Income is shared pro rata between the two classes of shares. Net income (loss) per common share is calculated by dividing the net income (loss) by the weighted average shares of common stock outstanding for the respective period. Accretion associated with the redeemable shares of Class A common stock is excluded from earnings per share as the redemption value approximates fair value.

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

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of the effectiveness of our disclosure controls and procedures as of June 30, 2022, as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective. We do not expect that our disclosure controls and procedures will prevent all errors and all instances of fraud. Disclosure controls and procedures, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the disclosure controls and procedures are met. Further, the design of disclosure controls and procedures must reflect the fact that there are resource constraints, and the benefits must be considered relative to their costs. Because of the inherent limitations in all disclosure controls and procedures, no evaluation of disclosure controls and procedures can provide absolute assurance that we have detected all our control deficiencies and instances of fraud, if any. The design of disclosure controls and procedures also is based partly on certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions.

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting that occurred during the most recent fiscal quarter of the fiscal year covered by this Quarterly Report that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Remediation of a Material Weakness in Internal Control over Financial Reporting

We recognize the importance of the control environment as it sets the overall tone for the Company and is the foundation for all other components of internal control. Consequently, we designed and implemented remediation measures to address the material weakness previously identified and enhanced our internal control over financial reporting. In light of our material weakness, we enhanced our processes to identify and appropriately apply applicable accounting requirements to better evaluate and understand the nuances of the complex accounting standards that apply to our condensed financial statements, including providing enhanced access to literature, research materials and documents and increased communication among our personnel and third-party professionals with whom we consult regarding complex accounting applications. The foregoing actions, which we believe remediated the material weakness in internal control over financial reporting, were completed as of December 31, 2021.

PART II - OTHER INFORMATION

Item 1. Legal Proceedings

None.

Item 1A. Risk Factors

Factors that could cause our actual results to differ materially from those in this Quarterly Report include the risk factors described in our Form 10-K and in our quarterly report on Form 10-Q for the quarter ended March 31, 2022 (the “Q1 2022 Quarterly Report”). Any of these factors could result in a significant or material adverse effect on our results of operations or financial condition. Additional risk factors not presently known to us or that we currently deem immaterial may also impair our business or results of operations. As of the date of this Quarterly Report, there have been no material changes to the risk factors disclosed in our Form 10-K or in our Q1 2022 Quarterly Report. We may disclose changes to such factors or disclose additional factors from time to time in our future filings with the SEC.

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

SIGNATURE

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

GOLDEN ARROW MERGER CORP.

Date: August 12, 2022	By:	/s/ Timothy Babich
	Name:	Timothy Babich
	Title:	Chief Executive Officer and Chief Financial Officer
(Principal Executive Officer, Principal Financial Officer and Principal Accounting Officer)