Form 10-Q
period 2022-09-30
Golden Arrow Merger Corp.
filed 2022-11-14
CIK 1841125

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(MARK ONE)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarter ended September 30, 2022

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

As of November 10, 2022, there were 28,750,000 shares of Class A common stock, $0.0001 par value and 7,187,500 shares of Class B common stock, $0.0001 par value, issued and outstanding.

GOLDEN ARROW MERGER CORP.

FORM 10-Q FOR THE QUARTER ENDED SEPTEMBER 30, 2022

i

PART I - FINANCIAL INFORMATION

Item 1. Interim Financial Statements.

GOLDEN ARROW MERGER CORP.

CONDENSED BALANCE SHEETS

	September 30,	December 31,
	2022	2021
	(Unaudited)
ASSETS
Current Assets
Cash	$355,544	$366,612
Prepaid expenses	161,285	352,184
Total Current Assets	516,829	718,796

Investments Held in Trust Account	289,095,065	287,517,003
Total Assets	$289,611,894	$288,235,799

LIABILITIES, CLASS A COMMON STOCK SUBJECT TO POSSIBLE REDEMPTION, AND STOCKHOLDERS’ DEFICIT
Current Liabilities
Accounts payable and accrued expenses	$134,991	$322,074
Promissory note – related party	141,367	141,367
Convertible notes - related party	218,870	—
Income taxes payable	261,453	—
Total Current Liabilities	756,681	463,441

Deferred underwriting fee payable	10,062,500	10,062,500
Warrant liabilities	872,089	7,284,375
Total Liabilities	11,691,270	17,810,316

Commitments and Contingencies
Class A common stock subject to possible redemption, $0.0001 par value, 200,000,000 shares authorized, 28,750,000 shares at a redemption value of $10.03 per share at September 30, 2022 and $10.00 per share at December 31, 2021	288,483,612	287,500,000

Stockholders’ Deficit
Preferred stock, $0.0001 par value; 1,000,000 shares authorized; none issued or outstanding at September 30, 2022 and December 31, 2021	—	—
Class A common stock, $0.0001 par value; 200,000,000 shares authorized; no shares issued or outstanding (excluding 28,750,000 shares subject to possible redemption) at September 30, 2022 and December 31, 2021	—	—
Class B common stock, $0.0001 par value; 20,000,000 shares authorized; 7,187,500 shares issued and outstanding at September 30, 2022 and December 31, 2021	719	719
Additional paid-in capital	—	—
Accumulated Deficit	(10,563,707)	(17,075,236)
Total Stockholders’ Deficit	(10,562,988)	(17,074,517)
TOTAL LIABILITIES, CLASS A COMMON STOCK SUBJECT TO POSSIBLE REDEMPTION AND STOCKHOLDERS’ DEFICIT	$289,611,894	$288,235,799

The accompanying notes are an integral part of the unaudited condensed financial statements.

GOLDEN ARROW MERGER CORP.

CONDENSED STATEMENTS OF OPERATIONS

(UNAUDITED)

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2022	2021	2022	2021

Formation and operational costs	$411,972	$172,751	$914,884	$465,217
Loss from operations	(411,972)	(172,751)	(914,884)	(465,217)

Other income (expense):
Transaction costs allocated from initial public offering	—	—	—	(481,824)
Change in fair value of warrant liabilities	237,941	4,666,667	6,412,286	6,603,333
Change in fair value of convertible notes	477,730	—	681,130	—
Interest earned on investment held in Trust Account	1,440,695	5,918	1,578,062	9,857
Total other income, net	$2,156,366	$4,672,585	$8,671,478	$6,131,366

Income before provision for income taxes	1,744,394	4,499,834	7,756,594	5,666,149
Provision for income taxes	(261,453)	—	(261,453)	—

Net income	$1,482,941	$4,499,834	$7,495,141	$5,666,149

Basic weighted average shares outstanding, Class A common stock	28,750,000	28,750,000	28,750,000	20,459,280

Basic net income per share, Class A common stock	$0.04	$0.13	$0.21	$0.21

Diluted weighted average shares outstanding, Class A common stock	28,750,000	28,750,000	28,750,000	28,750,000

Diluted net income per share, Class A common stock	$0.04	$0.13	$0.21	$0.16

Basic weighted average shares outstanding, Class B common stock	7,187,500	7,187,500	7,187,500	6,772,017

Basic net income per share, Class B common stock	$0.04	$0.13	$0.21	$0.21

Diluted weighted average shares outstanding, Class B common stock	7,187,500	7,187,500	7,187,500	6,896,305

Diluted net income per share, Class B common stock	$0.04	$0.13	$0.21	$0.16

The accompanying notes are an integral part of the unaudited condensed financial statements.

GOLDEN ARROW MERGER CORP.

CONDENSED STATEMENTS OF CHANGES IN STOCKHOLDERS’ DEFICIT

(UNAUDITED)

FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2022

	Class A Common Stock		Class B Common Stock		Additional Paid-in	Accumulated	Total Stockholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Deficit
Balance — January 1, 2022	—	$—	7,187,500	$719	$—	$(17,075,236)	$(17,074,517)

Net income	—	—	—	—	—	3,666,959	3,666,959

Balance – March 31, 2022 (unaudited)	—	$—	7,187,500	$719	$—	$(13,408,277)	$(13,407,558)

Net income	—	—	—	—	—	2,345,241	2,345,241

Balance – June 30, 2022 (unaudited)	—	$—	7,187,500	$719	$—	$(11,063,036)	$(11,062,317)

Accretion for Class A common stock subject to redemption amount	—	—	—	—	—	(983,612)	(983,612)

Net income	—	—	—	—	—	1,482,941	1,482,941

Balance – September 30, 2022 (unaudited)	—	$—	7,187,500	$719	$—	$(10,563,707)	$(10,562,988)

FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2021

	Class A Common Stock		Class B Common Stock		Additional Paid-in	Accumulated	Total Stockholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Deficit
Balance — January 1, 2021	—	$—	—	$—	$—	$—	$—

Issuance of Class B common stock to Sponsor	—	—	7,187,500	719	24,281	—	25,000

Accretion for Class A common stock subject to redemption amount	—	—	—	—	(2,274,281)	(19,824,197)	(22,098,478)

Cash paid in excess of fair value of private warrants	—	—	—	—	2,250,000	—	2,250,000

Net income	—	—	—	—	—	3,420,721	3,420,721

Balance – March 31, 2021 (unaudited)	—	$—	7,187,500	$719	$—	$(16,403,476)	$(16,402,757)

Accretion for Class A common stock subject to redemption amount	—	—	—	—	(405,000)	(2,520,000)	(2,925,000)

Cash paid in excess of fair value of private warrants	—	—	—	—	405,000	—	405,000

Net loss	—	—	—	—	—	(2,254,406)	(2,254,406)

Balance – June 30, 2021 (unaudited)	—	$—	7,187,500	$719	$—	$(21,177,882)	$(21,177,163)

Net income	—	—	—	—	—	4,499,834	4,499,834

Balance – September 30, 2021 (unaudited)	—	$—	7,187,500	$719	$—	$(16,678,048)	$(16,677,329)

The accompanying notes are an integral part of the unaudited condensed financial statements.

GOLDEN ARROW MERGER CORP.

CONDENSED STATEMENTS OF CASH FLOWS

(UNAUDITED)

	For the Nine months Ended September 30,
	2022	2021
Cash Flows from Operating Activities:
Net income	$7,495,141	$5,666,149
Adjustments to reconcile net income to net cash used in operating activities:
Change in fair value of convertible notes	(681,130)	—
Change in fair value of warrant liabilities	(6,412,286)	(6,603,333)
Transaction costs allocated from initial public offering	—	481,824
Interest earned on investment held in Trust Account	(1,578,062)	(9,857)
Changes in operating assets and liabilities:
Prepaid expenses	190,899	(419,524)
Accounts payable and accrued expenses	(187,083)	165,900
Income taxes payable	261,453	—
Net cash used in operating activities	(911,068)	(718,841)

Cash Flows from Investing Activities:
Investment of cash into trust Account	—	(287,500,000)
Net cash used in investing activities	—	(287,500,000)

Cash Flows from Financing Activities:
Proceeds from issuance of Class B common stock to Sponsor	—	25,000
Proceeds from sale of Units, net of underwriting discounts paid	—	281,750,000
Proceeds from sale of Private Placements Warrants	—	7,500,000
Proceeds from promissory note – related party	—	141,367
Repayment of promissory note – related party	—	(10,123)
Proceeds from convertible promissory notes - related party	900,000	—
Payment of offering costs	—	(481,846)
Net cash provided by financing activities	900,000	288,924,398

Net Change in Cash	(11,068)	705,557
Cash – Beginning of period	366,612	—
Cash – End of period	$355,544	$705,557

Non-Cash Investing and Financing Activities:
Offering costs included in accrued offering costs	$—	$5,000
Offering costs paid through promissory note	$—	$10,123
Deferred underwriting fee payable	$—	$10,062,500

The accompanying notes are an integral part of the unaudited condensed financial statements.

GOLDEN ARROW MERGER CORP.

NOTES TO CONDENSED FINANCIAL STATEMENTS

SEPTEMBER 30, 2022

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

As of September 30, 2022, the Company had not commenced any operations. All activity through September 30, 2022 relates to the Company’s formation and the initial public offering (“Initial Public Offering”), which is described below, and subsequent to the Initial Public Offering, identifying a target company for a Business Combination. The Company will not generate any operating revenues until after the completion of a Business Combination, at the earliest. The Company generates non-operating income in the form of interest income from the proceeds derived from the Initial Public Offering.

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

SEPTEMBER 30, 2022

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

The Company will have until March 19, 2023 to complete a Business Combination, unless the Extension (as defined below) is approved by the Company’s stockholders (the “Combination Period”). If the Company has not completed a Business Combination within the Combination Period, the Company will (i) cease all operations except for the purpose of winding up, (ii) as promptly as reasonably possible but not more than ten business days thereafter, redeem the Public Shares, at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the Trust Account, including interest earned on the funds held in the Trust Account and not previously released to pay taxes (less up to $100,000 of interest to pay dissolution expenses), divided by the number of then outstanding Public Shares, which redemption will completely extinguish Public Stockholders’ rights as stockholders (including the right to receive further liquidating distributions, if any), and (iii) as promptly as reasonably possible following such redemption, subject to the approval of the Company’s remaining stockholders and the Company’s board of directors, dissolve and liquidate, subject in each case to the Company’s obligations under Delaware law to provide for claims of creditors and the requirements of other applicable law. There will be no redemption rights or liquidating distributions with respect to the Company’s warrants, which will expire worthless if the Company fails to complete a Business Combination within the Combination Period.

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

SEPTEMBER 30, 2022

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

Going Concern

As of September 30, 2022, we had cash of $355,544 and working capital deficit of $239,852. The Company intends to use the funds held outside the Trust Account primarily to identify and evaluate target businesses, perform business due diligence on prospective target businesses, travel to and from the offices, plants or similar locations of prospective target businesses or their representatives or owners, review corporate documents and material agreements of prospective target businesses, and structure, negotiate and complete a Business Combination.

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

In connection with the Company’s assessment of going concern considerations in accordance with the Financial Accounting Standards Board’s (“FASB’s”) Accounting Standards Update (“ASU”) 2014-15, “Disclosures of Uncertainties about an Entity’s Ability to Continue as a Going Concern,” management has determined that if the Company is unable to raise additional funds to alleviate liquidity needs as well as complete a Business Combination by March 19, 2023, unless the Extension is approved by the Company’s stockholders, then the Company will cease all operations except for the purpose of liquidating. The possible liquidity issues as the Company continues to incur costs and the date for mandatory liquidation and subsequent dissolution raise substantial doubt about the Company’s ability to continue as a going concern. Management plans to consummate a business combination prior to the mandatory liquidation date, or by the Extended Date (as defined below) if the Extension is approved by the Company’s stockholders. No adjustments have been made to the carrying amounts of assets or liabilities should the Company be required to liquidate after March 19, 2023.

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

GOLDEN ARROW MERGER CORP.

NOTES TO CONDENSED FINANCIAL STATEMENTS

SEPTEMBER 30, 2022

(Unaudited)

The accompanying unaudited condensed financial statements should be read in conjunction with the Company’s Annual Report on Form 10-K as filed with the SEC on March 31, 2022. The interim results for the three and nine months ended September 30, 2022 are not necessarily indicative of the results to be expected for the year ending December 31, 2022 or for any future periods.

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

Use of Estimates

The preparation of the unaudited condensed financial statements in conformity with GAAP requires the Company’s management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period.

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

Cash and Cash Equivalents

The Company considers all short-term investments with an original maturity of three months or less when purchased to be cash equivalents. The Company did not have any cash equivalents as of September 30, 2022 and December 31, 2021.

Investments Held in Trust Account

At September 30, 2022 and December 31, 2021, all of the assets held in the Trust Account were held in money market funds which are invested primarily in U.S. Treasury securities.

GOLDEN ARROW MERGER CORP.

NOTES TO CONDENSED FINANCIAL STATEMENTS

SEPTEMBER 30, 2022

(Unaudited)

Class A Common Stock Subject to Possible Redemption

The Company accounts for its Class A common stock subject to possible redemption in accordance with the guidance in Accounting Standards Codification (“ASC”) Topic 480 “Distinguishing Liabilities from Equity.” Shares of Class A common stock subject to mandatory redemption are classified as a liability instrument and is measured at fair value. Conditionally redeemable Class A common stock (including Class A common stock that features redemption rights that is either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within the Company’s control) is classified as temporary equity. At all other times, Class A common stock is classified as stockholders’ equity. The Company’s Class A common stock features certain redemption rights that are considered to be outside of the Company’s control and subject to occurrence of uncertain future events. Accordingly, at September 30, 2022 and December 31, 2021, the 28,750,000 shares of Class A common stock subject to possible redemption are presented as temporary equity, outside of the stockholders’ deficit section of the Company’s condensed balance sheets.

The Company recognizes changes in redemption value immediately as they occur and adjusts the carrying value of redeemable common stock to equal the redemption value at the end of each reporting period.

At September 30, 2022 and December 31, 2021, the Class A common stock reflected in the condensed balance sheets is reconciled in the following table:

Gross proceeds	$287,500,000
Less:
Proceeds allocated to Public Warrants	(9,195,833)
Class A common stock issuance costs	(15,827,645)
Plus:
Accretion of carrying value to redemption value	25,023,478
Class A common stock subject to possible redemption, December 31, 2021	287,500,000
Plus:
Accretion of carrying value to redemption value	983,612
Class A common stock subject to possible redemption, September 30, 2022	$288,483,612

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

SEPTEMBER 30, 2022

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

Income Taxes

The Company accounts for income taxes under ASC 740, “Income Taxes.” ASC 740, Income Taxes, requires the recognition of deferred tax assets and liabilities for both the expected impact of differences between the unaudited condensed financial statements and tax basis of assets and liabilities and for the expected future tax benefit to be derived from tax loss and tax credit carry forwards. ASC 740 additionally requires a valuation allowance to be established when it is more likely than not that all or a portion of deferred tax assets will not be realized. As of September 30, 2022 and December 31, 2021, the Company’s deferred tax asset had a full valuation allowance recorded against it. Our effective tax rate was 18.14% and 0% for the three months ended September 30, 2022 and 2021, respectively, and 3.51% and 0% for the nine months ended September 30, 2022 and 2021, respectively. The effective tax rate differs from the statutory tax rate of 21% for the three and nine months ended September 30, 2022 and 2021, due to changes in fair value in warrant liability, changes in fair value in the convertible promissory note, and the valuation allowance on the deferred tax assets.

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

The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. There were no unrecognized tax benefits and no amounts accrued for interest and penalties as of September 30, 2022 and December 31, 2021. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position.

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

The calculation of diluted income per share does not consider the effect of the warrants issued in connection with the (i) Initial Public Offering, and (ii) the private placement since the exercise of the warrants is contingent upon the occurrence of future events. The warrants are exercisable to purchase 14,583,333 Class A common stock in the aggregate. As of September 30, 2022 and 2021, the Company had dilutive securities that are Public Warrants and Private Placement Warrants that could, potentially, be exercised or converted into common stock and then share in the earnings of the Company. The warrants are not exercisable until 30 days after the completion of a Business Combination. As a result, diluted net income per common share is the same as basic net income per common share for the periods presented.

GOLDEN ARROW MERGER CORP.

NOTES TO CONDENSED FINANCIAL STATEMENTS

SEPTEMBER 30, 2022

(Unaudited)

The following table reflects the calculation of basic and diluted net income per common share (in dollars, except per share amounts):

	For the Three Months Ended September 30,
	2022		2021
	Class A	Class B	Class A	Class B
Basic net income per common share
Numerator:
Allocation of net income , as adjusted	$1,186,353	$296,588	$3,599,867	$899,967
Denominator:
Basic weighted average shares outstanding	28,750,000	7,187,500	28,750,000	7,187,500

Basic net income per common share	$0.04	$0.04	$0.13	$0.13

	For the Three Months Ended September 30,
	2022		2021
	Class A	Class B	Class A	Class B
Diluted net income per common share
Numerator:
Allocation of net income , as adjusted	$1,186,353	$296,588	$3,599,867	$899,967
Denominator:
Diluted weighted average shares outstanding	28,750,000	7,187,500	28,750,000	7,187,500

Diluted net income per common share	$0.04	$0.04	$0.13	$0.13

	For the Nine Months Ended September 30,
	2022		2021
	Class A	Class B	Class A	Class B
Basic net income per common share
Numerator:
Allocation of net income, as adjusted	$5,996,113	$1,499,028	$4,257,062	$1,409,087
Denominator:
Basic weighted average shares outstanding	28,750,000	7,187,500	20,459,280	6,772,017

Basic net income per common share	$0.21	$0.21	$0.21	$0.21

	For the Nine Months Ended September 30,
	2022		2021
	Class A	Class B	Class A	Class B
Diluted net income per common share
Numerator:
Allocation of net income, as adjusted	$5,996,113	$1,499,028	$4,569,949	$1,096,200
Denominator:
Diluted weighted average shares outstanding	28,750,000	7,187,500	28,750,000	6,896,305

Diluted net income per common share	$0.21	$0.21	$0.16	$0.16

GOLDEN ARROW MERGER CORP.

NOTES TO CONDENSED FINANCIAL STATEMENTS

SEPTEMBER 30, 2022

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

Recent Accounting Standards

In August 2020, the FASB issued ASU No. 2020-06, “Debt—Debt with Conversion and Other Options (Subtopic 470-20) and Derivatives and Hedging—Contracts in Entity’s Own Equity (Subtopic 815-40): Accounting for Convertible Instruments and Contracts in an Entity’s Own Equity” (“ASU 2020-06”), which simplifies accounting for convertible instruments by removing major separation models required under current GAAP. ASU 2020-06 removes certain settlement conditions that are required for equity contracts to qualify for the derivative scope exception, and it also simplifies the diluted earnings per share calculation in certain areas. ASU 2020-06 is effective for fiscal years beginning after December 15, 2023, including interim periods within those fiscal years, with early adoption permitted. The impact of the adoption of ASU 2020-06 is being assessed by the Company, however no significant impact on the financial statements is anticipated.

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

GOLDEN ARROW MERGER CORP.

NOTES TO CONDENSED FINANCIAL STATEMENTS

SEPTEMBER 30, 2022

(Unaudited)

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

Promissory Note — Related Party

On January 8, 2021, the Company issued a non-interest bearing, unsecured promissory note to the Sponsor (the “Promissory Note”), pursuant to which the Company could borrow up to an aggregate principal amount of $200,000. As of September 30, 2022 and December 31, 2021, there was $141,367 outstanding under the Promissory Note, which was originally due on March 19, 2021. On March 18, 2022, the Company amended and restated the Promissory Note to extend the due date of amounts outstanding under the promissory note to the earlier of December 31, 2022 and the date of consummation of a Business Combination.

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

On February 25, 2022, the Company issued a promissory note to the Sponsor pursuant to which it may borrow up to an aggregate principal amount of $500,000. The promissory note is non-interest bearing and payable upon the consummation of a Business Combination. At the Sponsor’s discretion, the promissory note may be converted into warrants of the post-Business Combination entity at a price of $1.50 per warrant. The warrants would be identical to the Private Placement Warrants. On August 26, 2022 the Company issued a second promissory note to the Sponsor pursuant to which it may borrow up to an aggregate principal amount of $400,000. The promissory note is non-interest bearing and payable upon the consummation of a Business Combination. At the Sponsor’s discretion, the promissory note may be converted into warrants of the post-Business Combination entity at a price of $1.50 per warrant. The warrants would be identical to the Private Placement Warrants. As of September 30, 2022 and December 31, 2022, there was a $900,000 and $0 outstanding under the two promissory notes, respectively (together, the “Convertible Promissory Notes”). The Convertible Promissory Notes were valued using the fair value method. The fair value of the Convertible Promissory Notes as of September 30, 2022, was $218,870, which resulted in a change in fair value of the convertible promissory note of $477,730 and $681,130 for the three and nine months ended September 30, 2022 recorded in the unaudited condensed statements of operations (see Note 9).

GOLDEN ARROW MERGER CORP.

NOTES TO CONDENSED FINANCIAL STATEMENTS

SEPTEMBER 30, 2022

(Unaudited)

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

Inflation Reduction Act of 2022

On August 16, 2022, the Inflation Reduction Act of 2022 (the “IR Act”) was signed into federal law. The IR Act provides for, among other things, a new U.S. federal 1% excise tax on certain repurchases of stock by publicly traded U.S. domestic corporations and certain U.S. domestic subsidiaries of publicly traded foreign corporations occurring on or after January 1, 2023. The excise tax is imposed on the repurchasing corporation itself, not its shareholders from which shares are repurchased. The amount of the excise tax is generally 1% of the fair market value of the shares repurchased at the time of the repurchase. However, for purposes of calculating the excise tax, repurchasing corporations are permitted to net the fair market value of certain new stock issuances against the fair market value of stock repurchases during the same taxable year. In addition, certain exceptions apply to the excise tax. The U.S. Department of the Treasury (the “Treasury”) has been given authority to provide regulations and other guidance to carry out and prevent the abuse or avoidance of the excise tax.

Any redemption or other repurchase that occurs after December 31, 2022, in connection with a Business Combination, extension vote or otherwise, may be subject to the excise tax. Whether and to what extent the Company would be subject to the excise tax in connection with a Business Combination, extension vote or otherwise would depend on a number of factors, including (i) the fair market value of the redemptions and repurchases in connection with the Business Combination, extension or otherwise, (ii) the structure of a Business Combination, (iii) the nature and amount of any “PIPE” or other equity issuances in connection with a Business Combination (or otherwise issued not in connection with a Business Combination but issued within the same taxable year of a Business Combination) and (iv) the content of regulations and other guidance from the Treasury. In addition, because the excise tax would be payable by the Company and not by the redeeming holder, the mechanics of any required payment of the excise tax have not been determined. The foregoing could cause a reduction in the cash available on hand to complete a Business Combination and in the Company’s ability to complete a Business Combination.

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

Side Letter Agreements

Pursuant to side letter agreements entered into with each of Propoenent LLC and Siddhartha Mukherjee, as compensation for the introduction of the Company to a target company, not previously known to the Company and with which the Company ultimately consummates its initial Business Combination, the Sponsor will either issue a membership interest in the Sponsor representing an economic interest in 100,000 of the Founder Shares or transfer 100,000 of the Founders Shares. As of September 30, 2022, this compensation was deemed to not have been earned.

GOLDEN ARROW MERGER CORP.

NOTES TO CONDENSED FINANCIAL STATEMENTS

SEPTEMBER 30, 2022

(Unaudited)

NOTE 7. STOCKHOLDERS’ DEFICIT

Preferred Stock — The Company is authorized to issue 1,000,000 shares of preferred stock with a par value of $0.0001 per share with such designation, rights and preferences as may be determined from time to time by the Company’s board of directors. At September 30, 2022 and December 31, 2021, there were no shares of preferred stock issued or outstanding.

Class A Common Stock — The Company is authorized to issue 200,000,000 shares of Class A common stock with a par value of $0.0001 per share. Holders of Class A common stock are entitled to one vote for each share. At September 30, 2022 and December 31, 2021, there was 28,750,000 shares of Class A common stock issued and outstanding and all of which is subject to possible redemption and presented as temporary equity.

Class B Common Stock — The Company is authorized to issue 20,000,000 shares of Class B common stock with a par value of $0.0001 per share. Holders of Class B common stock are entitled to one vote for each share. At September 30, 2022 and December 31, 2021, there were 7,187,500 shares of common stock issued and outstanding.

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

NOTE 8. WARRANTS

Warrants — As of September 30, 2022 and December 31, 2021, there were 9,583,333 Public Warrants outstanding. Public Warrants may only be exercised for a whole number of shares. No fractional warrants will be issued upon separation of the Units and only whole warrants will trade. The Public Warrants will become exercisable on the later of (a) 30 days after the completion of a Business Combination and (b) 12 months from the closing of the Initial Public Offering. The Public Warrants will expire five years after the completion of a Business Combination or earlier upon redemption or liquidation.

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

SEPTEMBER 30, 2022

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

SEPTEMBER 30, 2022

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

As of September 30, 2022 and December 31, 2021, there were 5,000,000 Private Placement Warrants outstanding. The Private Placement Warrants are identical to the Public Warrants underlying the Units sold in the Initial Public Offering, except that the Private Placement Warrants and the Class A common stock issuable upon the exercise of the Private Placement Warrants will not be transferable, assignable or saleable until 30 days after the completion of a Business Combination, subject to certain limited exceptions. Additionally, the Private Placement Warrants will be exercisable on a cashless basis and be non-redeemable, except as described above, so long as they are held by the initial purchasers or its permitted transferees. If the Private Placement Warrants are held by someone other than the initial purchasers or its permitted transferees, the Private Placement Warrants will be redeemable by the Company and exercisable by such holders on the same basis as the Public Warrants.

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

At September 30, 2022, assets held in the Trust Account were comprised of $289,095,065 in money market funds which are primarily invested in U.S. Treasury securities. During the three and nine months ended September 30, 2022, the Company did not withdraw any interest income from the Trust Account.

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

GOLDEN ARROW MERGER CORP.

NOTES TO CONDENSED FINANCIAL STATEMENTS

SEPTEMBER 30, 2022

(Unaudited)

The following table presents information about the Company’s assets and liabilities that are measured at fair value on a recurring basis at September 30, 2022 and December 31, 2021 indicates the fair value hierarchy of the valuation inputs the Company utilized to determine such fair value:

Description	Level	September 30, 2022	December 31, 2021
Assets:
Investments held in Trust Account	1	$289,095,065	$287,517,003

Liabilities:
Warrant Liabilities – Public Warrants	1	$—	$4,786,875
Warrant Liabilities – Public Warrants	2	$573,087	$—
Warrant Liabilities – Private Placement Warrants	3	$299,002	$2,497,500
Convertible promissory notes – related party	3	$218,870	$—

Warrant Liabilities

The Warrants were accounted for as liabilities in accordance with ASC 815-40 and are presented within warrant liabilities on our accompanying condensed balance sheets. The warrant liabilities are measured at fair value at inception and on a recurring basis, with changes in fair value presented within change in fair value of warrant liabilities in the condensed statements of operations. For the Public Warrants, the Company initially utilized a binomial lattice model consistent with the Private Warrants discussed below. The subsequent measurements of the Public Warrants after the detachment of the Public Warrants from the Units are classified as Level 1 due to the use of an observable market quote in an active market. As of September 30, 2022, the Public Warrants were transferred from Level 1 to Level 2 due to the lack of trading activity on the last trading day of the quarter.

For the Private Placement Warrants, the Company utilizes a lattice model, specifically a binomial lattice model incorporating the Cox-Ross-Rubenstein methodology, to value the warrants at each reporting period, with changes in fair value recognized in the statements of operations. The estimated fair value of the warrant liability is determined using Level 3 inputs. Inherent in a binomial options pricing model are assumptions related to expected share-price volatility, expected life, risk-free interest rate and dividend yield. The Company estimates the volatility of its shares of common stock based on historical volatility that matches the expected remaining life of the warrants. The risk-free interest rate is based on the U.S. Treasury zero-coupon yield curve on the grant date for a maturity similar to the expected remaining life of the warrants. The expected life of the warrants is assumed to be equivalent to their remaining contractual term. The dividend rate is based on the historical rate, which the Company anticipates remaining at zero.

The key inputs for the binomial lattice model as of September 30, 2022 and December 31, 2021 were as follows:

Input	As of September 30, 2022	As of December 31, 2021
Stock price	$9.81	$9.68
Strike price	$11.50	$11.50
Effective Expiration Date	June 17, 2024	August 3, 2026
Volatility	6.2%	11.3%
Risk-free rate	4.13%	1.20%
Dividend yield	0.0%	0.0%

GOLDEN ARROW MERGER CORP.

NOTES TO CONDENSED FINANCIAL STATEMENTS

SEPTEMBER 30, 2022

(Unaudited)

The following table presents the changes in the fair value of warrant liabilities classified as Level 3 in the fair value hierarchy as of September 30, 2022:

Private Placement
Fair value as of January 1, 2022	$2,497,500
Change in valuation inputs or other assumptions	(1,300,208)
Fair value as of March 31, 2022	$1,197,292
Change in valuation inputs or other assumptions	(816,710)
Fair value as of June 30, 2022	$380,582
Change in valuation inputs or other assumptions	(81,580)
Fair value as of September 30, 2022	$299,002

The following table presents the changes in the fair value of warrant liabilities classified as Level 3 in the fair value hierarchy as of September 30, 2021:

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

Transfers to/from Levels 1, 2 and 3 are recognized at the end of the reporting period in which a change in valuation technique or methodology occurs. There were no transfers in or out of Level 3 from other levels in the fair value hierarchy that occurred during the three and nine months ended September 30, 2022. The Public Warrants were transferred from Level 1 to Level 2 during the nine months ended September 30, 2022 due to the lack of trading activity on the last trading day of the quarter. The estimated fair value of the Public Warrants transferred from a Level 3 measurement to a Level 1 measurement during the nine months ended September 30, 2021, when the Public Warrants were able to be separately traded.

GOLDEN ARROW MERGER CORP.

NOTES TO CONDENSED FINANCIAL STATEMENTS

SEPTEMBER 30, 2022

(Unaudited)

Convertible Promissory Notes – Related Party

The fair value of the option to convert the convertible promissory notes into Private Warrants was valued by utilizing a discounted cash flow method to value the debt component and a Black-Scholes model to value the debt conversion option to derive the fair value of the convertible notes.

The estimated fair value of the convertible promissory notes was based on the following significant inputs:

Input	February 25, 2022 (Initial Measurement)	August 26, 2022 (Initial Measurement)	September 8, 2022 (Initial Measurement)	As of September 30, 2022
Stock price	$9.70	$9.80	$9.81	$9.81
Strike price	$11.50	$11.50	$11.50	$11.50
Expiration date of warrants	September 19, 2027	June 17, 2024	June 17, 2024	June 17, 2024
Volatility	8.4%	7.2	6.6%	6.2%
Risk-free rate	1.88%	3.34%	3.48%	4.13%
Dividend yield	0.0%	0.0%	0.0%	0.0%

The following table presents the changes in the fair value of the Level 3 convertible promissory notes:

Fair value as of January 1, 2022	$—
Proceeds received through Convertible Promissory Note	500,000
Change in fair value	(132,300)
Fair value as of March 31, 2022	$367,700
Change in fair value	(71,100)
Fair value as of June 30, 2022	$296,600
Proceeds received through Convertible Promissory Note	400,000
Change in fair value	(477,730)
Fair value as of September 30, 2022	$218,870

There were no transfers in or out of Level 3 from other levels in the fair value hierarchy during the three and nine months ended September 30, 2022 for the convertible promissory notes.

NOTE 10. SUBSEQUENT EVENTS

The Company evaluated subsequent events and transactions that occurred after the balance sheet date up to the date that the unaudited condensed financial statements were issued. Based upon this review, other than disclosed below, the Company did not identify any subsequent events that would have required adjustment or disclosure in the unaudited condensed financial statements.

On October 3, 2022, the Company withdrew $360,000 of interest income from the Trust Account to be used towards Delaware franchise tax obligations.

On November 9, 2022, the Company filed a Preliminary Proxy Statement on Schedule 14A (the “Proxy Statement”) relating to a special meeting in lieu of annual meeting of stockholders that is anticipated to be held in December 2022 to approve an amendment to the Company’s amended and restated certificate of incorporation (the “Charter Amendment”) which would, if implemented, allow the Company to extend the date by which it has to consummate a Business Combination (the “Extension”) for an additional 12 months, from March 19, 2023 to March 19, 2024, or such earlier date as determined by the Board (such later date, the “Extended Date”, and such proposal, the “Charter Amendment Proposal”). The Company will also seek stockholder approval to amend the Trust Agreement to change the date on which the trustee must commence liquidation of the Trust Account to the Extended Date.

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

Special Note Regarding Forward-Looking Statements

This Quarterly Report includes “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”) and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”) that are not historical facts and involve risks and uncertainties that could cause actual results to differ materially from those expected and projected. All statements, other than statements of historical fact included in this Quarterly Report including, without limitation, statements in this “Management’s Discussion and Analysis of Financial Condition and Results of Operations” regarding the Company’s financial position, business strategy and the plans and objectives of management for future operations, are forward-looking statements. Words such as “expect,” “believe,” “anticipate,” “intend,” “estimate,” “seek” and variations and similar words and expressions are intended to identify such forward-looking statements. Such forward-looking statements relate to future events or future performance, but reflect management’s current beliefs, based on information currently available. A number of factors could cause actual events, performance or results to differ materially from the events, performance and results discussed in the forward-looking statements. For information identifying important factors that could cause actual results to differ materially from those anticipated in the forward-looking statements, please refer to the Risk Factors section of this Quarterly Report, the Company’s Annual Report on Form 10-K (the “Form 10-K”) filed with the U.S. Securities and Exchange Commission (the “SEC”) on March 31, 2022 and subsequent quarterly reports on Form 10-Q filed with the SEC. The Company’s securities filings can be accessed on the EDGAR section of the SEC’s website at www.sec.gov. Except as expressly required by applicable securities law, the Company disclaims any intention or obligation to update or revise any forward-looking statements whether as a result of new information, future events or otherwise.

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

On November 9, 2022, we filed a Preliminary Proxy Statement on Schedule 14A relating to a special meeting in lieu of annual meeting of stockholders of the Company that is anticipated to be held in December 2022 to approve an amendment to our amended and restated certificate of incorporation (the “Charter Amendment”) which would, if implemented, allow us to extend the date by which we have to consummate a business combination (the “Extension”) for an additional six months, from March 19, 2023 to March 19, 2024, or such earlier date as determined by our board of directors (such later date, the “Extended Date”, and such proposal, the “Charter Amendment Proposal”). We will also seek stockholder approval to amend the Investment Management Trust Agreement, dated as of December 17, 2020 (the “Trust Agreement”), by and between the Company and Continental Stock Transfer & Trust Company, to change the date on which the trustee must commence liquidation of the trust account to the Extended Date (the “Trust Amendment Proposal”).

Results of Operations

We have neither engaged in any operations nor generated any revenues to date. Our only activities from December 31, 2020 (inception) through September 30, 2022 were organizational activities, those necessary to prepare for the Initial Public Offering, described below, and, subsequent to the Initial Public Offering, identifying a target company for a Business Combination. We do not expect to generate any operating revenues until after the completion of our Business Combination. We generate non-operating income in the form of interest income on marketable securities held in the Trust Account (defined below). We incur expenses as a result of being a public company (for legal, financial reporting, accounting and auditing compliance), as well as for due diligence expenses.

For the three months ended September 30, 2022, we had a net income of $1,482,941, which consisted of the change in fair value of warrant liability of $237,941, change in fair value of convertible notes of $477,730, interest earned on marketable securities held in the Trust Account of $1,440,695, offset by formation and operational costs of $411,972 and provision for income taxes of $261,453.

For the nine months ended September 30, 2022, we had a net income of $7,495,141, which consisted of the change in fair value of warrant liability of $6,412,286, change in fair value of convertible notes of $681,130, interest earned on marketable securities held in the Trust Account of $1,578,062, offset by formation and operational costs of $914,884 and provision for income taxes of $261,453.

For the three months ended September 30, 2021, we had a net income of $4,499,834, which consisted of the change in fair value of warrant liability of $4,666,667 and interest earned on marketable securities held in the Trust Account of $5,918, offset by formation and operational costs of $172,751.

For the nine months ended September 30, 2021, we had a net income of $5,666,149, which consisted of the change in fair value of warrant liability of $6,603,333 and interest earned on marketable securities held in the Trust Account of $9,857, offset by formation and operational costs of $465,217 and transaction costs related to the initial public offering of $481,824.

Liquidity and Capital Resources

On March 19, 2021, we consummated the initial public offering of 25,000,000 Units at $10.00 per Unit (the “Initial Public Offering”), generating gross proceeds of $250,000,000. Simultaneously with the closing of the Initial Public Offering, we consummated the sale of 4,500,000 private placement warrants at a price of $1.50 per private placement warrant (the “Private Placement Warrants”) in a private placement to the Sponsor generating gross proceeds of $6,750,000.

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

For the nine months ended September 30, 2022, cash used in operating activities was $911,068. Net income of $7,495,141 was affected by change in fair value of warrant liability of $6,412,286, change in fair value of convertible notes of $681,130, interest earned on marketable securities held in the Trust Account of $1,578,062. Changes in operating assets and liabilities used $265,269 of cash for operating activities.

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

As of September 30, 2022, we held investments in the Trust Account in the amount of $289,095,065. Interest income on the balance in the Trust Account may be used by us to pay taxes. Through September 30, 2022, we have not withdrawn any interest earned from the Trust Account.  On October 3, 2022, we withdrew $360,000 of interest earned from the Trust Account to be used towards Delaware franchise tax obligations.

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

As of September 30, 2022, we had cash of $355,544. We intend to use the funds held outside the Trust Account primarily to identify and evaluate target businesses, perform business due diligence on prospective target businesses, travel to and from the offices, plants or similar locations of prospective target businesses or their representatives or owners, review corporate documents and material agreements of prospective target businesses, and structure, negotiate and complete a Business Combination.

In order to fund working capital deficiencies or finance transaction costs in connection with a business combination, the Sponsor, or certain of our officers and directors or their affiliates may, but are not obligated to, loan us funds as may be required. If we complete a Business Combination, we would repay such loaned amounts. In the event that a Business Combination does not close, we may use a portion of the working capital held outside the Trust Account to repay such loaned amounts but no proceeds from our Trust Account would be used for such repayment. Up to $1,500,000 of such loans may be convertible into warrants, at the option of the lender. The warrants would be identical to the Private Placement Warrants.

On February 25, 2022, we issued a promissory note to our Sponsor pursuant to which we may borrow up to an aggregate principal amount of $500,000. The promissory note is non-interest bearing and payable upon consummation of our initial business combination. At our Sponsor’s discretion, the promissory note may be converted into warrants of the post-business combination entity at a price of $1.50 per warrant. The warrants would be identical to the Private Placement Warrants. On August 26, 2022, we issued a second promissory note to the Sponsor pursuant to which we may borrow up to an aggregate principal amount of $400,000. The promissory note is non-interest bearing and payable upon the consummation of a Business Combination. At the Sponsor’s discretion, the promissory note may be converted into warrants of the post-Business Combination entity at a price of $1.50 per warrant. The warrants would be identical to the Private Placement Warrants.

As of September 30, 2022, there was a $900,000 balance outstanding under the two promissory notes (together, the “Convertible Promissory Notes”). The Convertible Promissory Notes were valued using the fair value method. The fair value of the notes as of September 30, 2022, was $218,870, which resulted in a change in fair value of the convertible promissory note of $477,730 and $681,130 for the three and nine months ended September 30,2022 recorded in the condensed statements of operations.

On January 8, 2021, we issued a non-interest bearing, unsecured promissory note to the Sponsor, pursuant to which we may borrow up to an aggregate principal amount of $200,000, which was originally due on March 19, 2021. On March 18, 2022, we amended and restated the promissory note to extend the due date of amounts outstanding under the promissory note to the earlier of December 31, 2022 and the date of consummation of our initial business combination. As of September 30, 2022 and December 31, 2021, there was $141,367 outstanding under the promissory note.

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

Going Concern

We have until March 19, 2023, to consummate a Business Combination, unless the Extension is approved by our stockholders. It is uncertain that we will be able to consummate a Business Combination by this time. If we are unable to raise additional funds to alleviate liquidity needs as well as complete a Business Combination by this date, there will be a mandatory liquidation and subsequent dissolution. Management has determined that the possible liquidity condition as we continue to incur costs and the mandatory liquidation, should a Business Combination not occur, and potential subsequent dissolution raises substantial doubt about our ability to continue as a going concern. Management plans to consummate a Business Combination prior to the mandatory liquidation date, unless the Extension is approved by our stockholders. No adjustments have been made to the carrying amounts of assets or liabilities should we be required to liquidate after March 19, 2023.

Off-Balance Sheet Arrangements

We have no obligations, assets or liabilities, which would be considered off-balance sheet arrangements as of September 30, 2022. We do not participate in transactions that create relationships with unconsolidated entities or financial partnerships, often referred to as variable interest entities, which would have been established for the purpose of facilitating off-balance sheet arrangements. We have not entered into any off-balance sheet financing arrangements, established any special purpose entities, guaranteed any debt or commitments of other entities, or purchased any non-financial assets.

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

Critical Accounting Policies

The preparation of unaudited condensed financial statements and related disclosures in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the date of the financial statements, and income and expenses during the periods reported. Actual results could materially differ from those estimates. We have identified the following critical accounting policies:

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

Net Income (Loss) Per Common Share

Net income (loss) per common share is computed by dividing net income by the weighted average number of common stock outstanding for the period. We have two classes of shares which are referred to as Class A common stock and Class B Common stock. Income is shared pro rata between the two classes of shares. Net income per common share is calculated by dividing the net income by the weighted average shares of common stock outstanding for the respective period. Accretion associated with the redeemable shares of Class A common stock is excluded from earnings per share as the redemption value approximates fair value.

Recent Accounting Standards

In August 2020, the FASB issued ASU No. 2020-06, “Debt—Debt with Conversion and Other Options (Subtopic 470-20) and Derivatives and Hedging—Contracts in Entity’s Own Equity (Subtopic 815-40): Accounting for Convertible Instruments and Contracts in an Entity’s Own Equity” (“ASU 2020-06”), which simplifies accounting for convertible instruments by removing major separation models required under current GAAP. ASU 2020-06 removes certain settlement conditions that are required for equity contracts to qualify for the derivative scope exception, and it also simplifies the diluted earnings per share calculation in certain areas. ASU 2020-06 is effective for fiscal years beginning after December 15, 2023, including interim periods within those fiscal years, with early adoption permitted. The impact of the adoption of ASU 2020-06 is being assessed by the company, however no significant impact on the financial statements is anticipated.

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

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of the effectiveness of our disclosure controls and procedures as of September 30, 2022, as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective. We do not expect that our disclosure controls and procedures will prevent all errors and all instances of fraud. Disclosure controls and procedures, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the disclosure controls and procedures are met. Further, the design of disclosure controls and procedures must reflect the fact that there are resource constraints, and the benefits must be considered relative to their costs. Because of the inherent limitations in all disclosure controls and procedures, no evaluation of disclosure controls and procedures can provide absolute assurance that we have detected all our control deficiencies and instances of fraud, if any. The design of disclosure controls and procedures also is based partly on certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions.

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting that occurred during the most recent fiscal quarter of the fiscal year covered by this Quarterly Report that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1. Legal Proceedings

None.

Item 1A. Risk Factors

Factors that could cause our actual results to differ materially from those in this Quarterly Report include the risk factors described in our Form 10-K and in our quarterly report on Form 10-Q for the quarter ended March 31, 2022 (the “Q1 2022 Quarterly Report”). Any of these factors could result in a significant or material adverse effect on our results of operations or financial condition. Additional risk factors not presently known to us or that we currently deem immaterial may also impair our business or results of operations. As of the date of this Quarterly Report, there have been no material changes to the risk factors disclosed in our Form 10-K or in our Q1 2022 Quarterly Report except as set forth below:

We cannot assure you that the Extension will enable us to complete a business combination.

Approving the Extension involves a number of risks. Even if the Extension is approved, we cannot assure you that a business combination will be consummated prior to the Extended Date. Our ability to consummate any business combination is dependent on a variety of factors, many of which are beyond our control. If the Extension is approved, we expect to seek stockholder approval of a business combination. We are required to offer stockholders the opportunity to redeem shares in connection with the Charter Amendment, and we will be required to offer stockholders redemption rights again in connection with any stockholder vote to approve a business combination. Even if the Extension or a business combination are approved by our stockholders, it is possible that redemptions will leave us with insufficient cash to consummate a business combination on commercially acceptable terms, or at all. The fact that we will have separate redemption periods in connection with the Extension and a business combination vote could exacerbate these risks. Other than in connection with a redemption offer or liquidation, our stockholders may be unable to recover their investment except through sales of our shares on the open market. The price of our shares may be volatile, and there can be no assurance that stockholders will be able to dispose of our shares at favorable prices, or at all.

A new 1% U.S. federal excise tax could be imposed on us in connection with redemptions by us of our shares of common stock.

On August 16, 2022, the Inflation Reduction Act of 2022 (the “IR Act”) was signed into federal law. The IR Act provides for, among other things, a new U.S. federal 1% excise tax on certain repurchases (including redemptions) of stock by publicly traded U.S. domestic corporations and certain U.S. domestic subsidiaries of publicly traded foreign corporations occurring on or after January 1, 2023. The excise tax is imposed on the repurchasing corporation itself, not its shareholders from which shares are repurchased. The amount of the excise tax is generally 1% of the fair market value of the shares repurchased at the time of the repurchase. However, for purposes of calculating the excise tax, repurchasing corporations are permitted to net the fair market value of certain new stock issuances against the fair market value of stock repurchases during the same taxable year. In addition, certain exceptions apply to the excise tax. The U.S. Department of the Treasury (the “Treasury”) has been given authority to provide regulations and other guidance to carry out, and prevent the abuse or avoidance of, the excise tax.

If the Charter Amendment Proposal is approved and the deadline for us to complete an initial business combination (currently March 19, 2023) is extended, the public stockholders will have the right to require us to redeem their public shares. Any redemption or other repurchase that occurs after December 31, 2022 may be subject to the excise tax, including in connection with an initial business combination, certain amendments to our charter or otherwise. Whether and to what extent we would be subject to the excise tax would depend on a number of factors, including (i) the fair market value of the redemptions and repurchases in connection with an initial business combination, certain amendments to our charter or otherwise, (ii) the structure of an initial business combination, (iii) the nature and amount of any “PIPE” or other equity issuances in connection with an initial business combination (or otherwise issued not in connection with such initial business combination but issued within the same taxable year of such initial business combination) and (iv) the content of regulations and other guidance from the Treasury. In addition, because the excise tax would be payable by us, and not by the redeeming holder, the mechanics of any required payment of the excise tax have not been determined. The foregoing could cause a reduction in the cash available on hand to complete an initial business combination and in our ability to complete an initial business combination.

We may not be able to complete an initial business combination with a U.S. target company if such initial business combination is subject to U.S. foreign investment regulations and review by a U.S. government entity such as the Committee on Foreign Investment in the United States (CFIUS), or ultimately prohibited.

Our sponsor, Golden Arrow Sponsor, LLC, is a Delaware limited liability company, and is not controlled by, nor has substantial ties with any non-U.S. person. We do not expect the Company to be considered a “foreign person” under the regulations administered by CFIUS. However, if our initial business combination with a U.S. business is subject to CFIUS review, the scope of which was expanded by the Foreign Investment Risk Review Modernization Act of 2018 (“FIRRMA”), to include certain non-passive, non-controlling investments in sensitive U.S. businesses and certain acquisitions of real estate even with no underlying U.S. business, FIRRMA, and subsequent implementing regulations that are now in force, also subjects certain categories of investments to mandatory filings. If our potential initial business combination with a U.S. business falls within CFIUS’s jurisdiction, we may determine that we are required to make a mandatory filing or that we will submit a voluntary notice to CFIUS, or to proceed with the initial business combination without notifying CFIUS and risk CFIUS intervention, before or after closing the initial business combination. CFIUS may decide to block or delay our initial business combination, impose conditions to mitigate national security concerns with respect to such initial business combination or order us to divest all or a portion of a U.S. business of the combined company without first obtaining CFIUS clearance, which may limit the attractiveness of or prevent us from pursuing certain initial business combination opportunities that we believe would otherwise be beneficial to us and our shareholders. As a result, the pool of potential targets with which we could complete an initial business combination may be limited and we may be adversely affected in terms of competing with other special purpose acquisition companies which do not have similar foreign ownership issues.

Moreover, the process of government review, whether by the CFIUS or otherwise, could be lengthy and we have limited time to complete our initial business combination. If we cannot complete our initial business combination by March 19, 2023 (or the Extended Date if the Charter Amendment Proposal and Trust Amendment Proposal are approved) because the review process drags on beyond such timeframe or because our initial business combination is ultimately prohibited by CFIUS or another U.S. government entity, we may be required to liquidate. If we liquidate, our public stockholders may only receive an amount per share that will be determined by when we liquidate and whether the Charter Amendment Proposal and Trust Amendment Proposal have been approved, and our warrants will expire worthless. This will also cause you to lose the investment opportunity in a target company and the chance of realizing future gains on your investment through any price appreciation in the combined company.

If we are deemed to be an investment company for purposes of the Investment Company Act of 1940, as amended (the “Investment Company Act”), we would be required to institute burdensome compliance requirements and our activities would be severely restricted and, as a result, we may abandon our efforts to consummate an initial business combination and liquidate.

On March 30, 2022, the SEC issued proposed rules relating to certain activities of SPACs (the “SPAC Rule Proposals”), relating to, among other things, circumstances in which SPACs could potentially be subject to the Investment Company Act and the regulations thereunder. The SPAC Rule Proposals would provide a safe harbor for such companies from the definition of “investment company” under Section 3(a)(1)(A) of the Investment Company Act, provided that a SPAC satisfies certain criteria, including a limited time period to announce and complete a de-SPAC transaction. Specifically, to comply with the safe harbor, the SPAC Rule Proposals would require a company to file a Current Report on Form 8-K announcing that it has entered into an agreement with a target company for an initial business combination no later than 18 months after the effective date of its registration statement for its IPO (the “IPO Registration Statement”). The company would then be required to complete its initial business combination no later than 24 months after the effective date of the IPO Registration Statement.

There is currently uncertainty concerning the applicability of the Investment Company Act to a SPAC, including a company like ours, that has not entered into a definitive agreement within 18 months after the effective date of the IPO Registration Statement or that may not complete an initial business combination within 24 months after such date. We have not entered into a definitive initial business combination agreement within 18 months after the effective date of our IPO Registration Statement and do not expect to complete an initial business combination within 24 months of such date. It is possible that a claim could be made that we have been operating as an unregistered investment company. This risk may be increased if we continue to hold the funds in the trust account in short-term U.S. government treasury obligations or in money market funds invested exclusively in such securities, rather than instructing the trustee to liquidate the securities in the trust account and hold the funds in the trust account in cash.

If we are deemed to be an investment company under the Investment Company Act, our activities would be severely restricted. In addition, we would be subject to burdensome compliance requirements. We do not believe that our principal activities will subject us to regulation as an investment company under the Investment Company Act. However, if we are deemed to be an investment company and subject to compliance with and regulation under the Investment Company Act, we would be subject to additional regulatory burdens and expenses for which we have not allotted funds. As a result, unless we are able to modify our activities so that we would not be deemed an investment company, we would expect to abandon our efforts to complete an initial business combination and instead to liquidate. If we are required to liquidate, our stockholders would not be able to realize the benefits of owning stock in a successor operating business, including the potential appreciation in the value of our stock and warrants following such a transaction, and our warrants would expire worthless.

If we instruct the trustee to liquidate the securities held in the trust account and instead to hold the funds in the trust account in cash in order to seek to mitigate the risk that we could be deemed to be an investment company for purposes of the Investment Company Act , we would likely receive minimal interest, if any, on the funds held in the trust account, which would reduce the dollar amount the public stockholders would receive upon any redemption or liquidation of the Company.

The funds in the trust account have, since the IPO, been held only in U.S. government treasury obligations with a maturity of 185 days or less or in money market funds investing solely in U.S. government treasury obligations and meeting certain conditions under Rule 2a-7 under the Investment Company Act. However, to mitigate the risk of us being deemed to be an unregistered investment company (including under the subjective test of Section 3(a)(1)(A) of the Investment Company Act) and thus subject to regulation under the Investment Company Act, we may, at any time, on or prior to the 24-month anniversary of the effective date of the IPO Registration Statement, instruct the trustee with respect to the trust account to liquidate the U.S. government treasury obligations or money market funds held in the trust account and thereafter to hold all funds in the trust account in cash until the earlier of consummation of an initial business combination or liquidation of the Company. Following such liquidation of the securities held in the trust account, we would likely receive minimal interest, if any, on the funds held in the trust account. However, interest previously earned on the funds held in the trust account still may be released to us to pay our taxes, if any, and certain other expenses as permitted. As a result, any decision to liquidate the securities held in the trust account and thereafter to hold all funds in the trust account in cash would reduce the dollar amount the public stockholders would receive upon any redemption or liquidation of the Company. As of the date of this proxy statement, we have not yet made any such determination to liquidate the securities held in the trust account.

In addition, even prior to the 24-month anniversary of the effective date of the IPO Registration Statement, we may be deemed to be an investment company. The longer that the funds in the trust account are held in short-term U.S. government treasury obligations or in money market funds invested exclusively in such securities, even prior to the 24-month anniversary, the greater the risk that we may be considered an unregistered investment company, in which case we may be required to liquidate the Company. Accordingly, we may determine, in our discretion, to liquidate the securities held in the trust account at any time, even prior to the 24-month anniversary, and instead hold all funds in the trust account in cash, which would further reduce the dollar amount the public stockholders would receive upon any redemption or liquidation of the Company.

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

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

None.

Item 5. Other Information

None.

Item 6. Exhibits

The following exhibits are filed as part of, or incorporated by reference into, this Form 10-Q.

No.	Description of Exhibit
3.1(1)	Amended and Restated Certificate of Incorporation.
3.2(2)	Bylaws.
10.1(3)	Promissory Note, dated August 26, 2022, issued by Golden Arrow Merger Corp. to Golden Arrow Sponsor LLC.
31.1*	Certification of Principal Executive Officer and Principal Financial Officer Pursuant to Securities Exchange Act Rules 13a-14(a), as adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1**	Certification of Principal Executive Officer and Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS*	Inline XBRL Instance Document.
101.SCH*	Inline XBRL Taxonomy Extension Schema Document.
101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document.
101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document.
101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase Document.
101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document.
104*	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).

*	Filed herewith.
**	Furnished herewith.

(1)	Incorporated by reference to an exhibit to the Registrant’s Current Report on Form 8-K (File No. 001-40223), filed with the SEC on March 22, 2021.
(2)	Incorporated by reference to an exhibit to the Registrant’s Registration Statement on Form S-1, as amended (File No. 001-253465), filed with the SEC on March 5, 2021.
(3)	Incorporated by reference to an exhibit to the Registrant’s Current Report on Form 8-K (File No. 001-40223), filed with the SEC on September 1, 2022.

SIGNATURE

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

GOLDEN ARROW MERGER CORP.

Date: November 10, 2022	By:	/s/ Timothy Babich
	Name:	Timothy Babich
	Title:	Chief Executive Officer and Chief Financial Officer
(Principal Executive Officer, Principal Financial Officer and Principal Accounting Officer)