Form 10-K
period 2022-12-31
Golden Arrow Merger Corp.
filed 2023-03-31
CIK 1841125

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2022

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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☐

If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐

Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b). ☐

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☒ No ☐

As of June 30, 2022 (the last business day of the registrant’s most recently completed second fiscal quarter), the aggregate market value of the shares of Class A common stock of the registrant (based upon the closing price of the registrant’s Class A common stock at that date as reported by The Nasdaq Stock Market LLC), excluding outstanding shares beneficially owned by persons who may be deemed affiliates of the registrant, was $280,600,000.

As of March 27, 2023, there were 9,147,981 shares of Class A common stock, par value $0.0001 per share, and 140,000 shares of Class B common stock, par value $0.0001 per share, issued and outstanding.

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

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

Some statements contained in this Annual Report on Form 10-K (this “Annual Report”) are forward-looking in nature. Our forward-looking statements include, but are not limited to, statements regarding our or our management team’s expectations, hopes, beliefs, intentions or strategies regarding the future. In addition, any statements that refer to projections, forecasts or other characterizations of future events or circumstances, including any underlying assumptions, are forward-looking statements. The words “anticipate,” “believe,” “continue,” “could,” “estimate,” “expect,” “intends,” “may,” “might,” “plan,” “possible,” “potential,” “predict,” “project,” “should,” “would” and similar expressions may identify forward-looking statements, but the absence of these words does not mean that a statement is not forward-looking. Forward-looking statements in this Annual Report may include, for example, statements about:

●	our ability to select an appropriate target business or businesses;

●	our ability to complete our initial business combination;

●	our expectations around the performance of a prospective target business or businesses;

●	our expectations regarding recent opportunities and future trends in the healthcare and healthcare-related infrastructure industries;

●	our success in retaining or recruiting, or changes required in, our officers, key employees or directors following our initial business combination;

●	our officers and directors allocating their time to other businesses and potentially having conflicts of interest with our business or in approving our initial business combination;

●	our potential ability to obtain additional financing to complete our initial business combination;

●	our pool of prospective target businesses;

●	our ability to consummate an initial business combination due to the uncertainty resulting from the recent COVID-19 pandemic, the invasion of Ukraine by Russia and resulting sanctions, and other events (such as terrorist attacks, geopolitical unrest, natural disasters or a significant outbreak of other infectious diseases);

●	the ability of our officers and directors to generate a number of potential business combination opportunities;

●	our public securities’ potential liquidity and trading;

●	the lack of a market for our securities;

●	the use of proceeds not held in the trust account or available to us from interest income on the trust account balance;

●	the trust account not being subject to claims of third parties;

●	our financial performance; or

●	the other risk and uncertainties discussed in “Item 1A. Risk Factors,” elsewhere in this Annual Report and in our other filings with the Securities Exchange Commission (the “SEC”).

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

In January 2021, our sponsor purchased 7,187,500 founder shares for a capital contribution of $25,000. In February 2021, our sponsor transferred 35,000 founder shares to each of our directors. Prior to the initial investment in the company of $25,000 by our sponsor, we had no assets, tangible or intangible. The per-share purchase price of the founder shares was determined by dividing the amount of cash contributed to us by the number of founder shares issued. Up to 937,500 founder shares were subject to forfeiture by our initial stockholders depending on the extent to which the underwriters’ over-allotment option was exercised so that the number of founder shares would remain equal to 20% of our common stock after our initial public offering. The over-allotment option was exercised in full on May 6, 2021; thus, these shares are no longer subject to forfeiture. As a result of redemptions following the Extension vote, described below, as of the date of this Annual Report, the founder shares held by our initial stockholders represent approximately 77.4% of our outstanding shares of common stock. See “Extension” below for more details.

The registration statement on Form S-1 (File No. 333-253465) for our initial public offering was declared effective by SEC on March 16, 2021. On March 19, 2021, we consummated our initial public offering of 25,000,000 units, generating gross proceeds of $250,000,000. Each unit consists of one share of Class A common stock and one-third of one redeemable warrant, with each whole warrant entitling the holder thereof to purchase one share of Class A common stock at an exercise price of $11.50 per share. Simultaneously with the consummation of our initial public offering, we consummated the private placement of 4,500,000 private placement warrants to our sponsor at a price of $1.50 per private placement warrant, generating total gross proceeds of $6,750,000.

On May 6, 2021, the underwriters exercised their over-allotment option in full, resulting in our issuance of an additional 3,750,000 units at a public offering price of $10.00 per unit. In addition, we consummated the sale of an additional 500,000 private placement warrants at $1.50 per private placement warrant, generating gross proceeds of $750,000. After giving effect to the exercise and close of the option, an aggregate of 28,750,000 units were issued in the initial public offering, with aggregate gross proceeds of $287,500,000.

A total of $287,500,000 (or $10.00 per unit sold in our initial public offering) of the net proceeds from our initial public offering and the private placement was placed in a trust account established for the benefit of our public shareholders (the “trust account”), with Continental Stock Transfer & Trust Company acting as trustee, and up until the Extension vote, as described below, was invested only in U.S. “government securities” within the meaning of Section 2(a)(16) of the Investment Company Act of 1940, as amended (the “Investment Company Act”), having a maturity of 185 days or less, or in money market funds meeting certain conditions under Rule 2a-7 promulgated under the Investment Company Act which invest only in direct U.S. government treasury obligations.

Upon implementation of the Extension, the $21.3 million of remaining trust funds were deposited in an interest-bearing demand deposit account at a bank until the earlier of: (i) the completion of our initial business combination within the required time period and (ii) the distribution of the trust account, as described below, except that interest earned on the trust account can be released to pay our taxes payable and for dissolution expenses up to $100,000, as applicable.

Our units began trading on March 18, 2021 on The Nasdaq Stock Market LLC (“Nasdaq”) under the symbol “GAMCU.” Commencing on May 7, 2021, the shares of Class A common stock and warrants comprising the units began separate trading on Nasdaq under the symbols “GAMC” and “GAMCW,” respectively. Those units not separated continue to trade on Nasdaq under the symbol “GAMCU.”

Extension

On March 15, 2023, our stockholders approved an amendment to our amended and restated certificate of incorporation (as amended, the “charter”) (the “Charter Amendment”). The Charter Amendment extended the date by which we have to consummate a business combination (the “Extension”) for an additional nine months, from March 19, 2023 (the “Termination Date”) to up to December 19, 2023 by electing to extend the date to consummate an initial business combination on a monthly basis for up to nine times by an additional one month each time after the Termination Date, until December 19, 2023 or a total of up to nine months after the Termination Date, or such earlier date as determined by our board of directors (the “Board”), unless the closing of our initial business combination shall have occurred, which we refer to as the “Extension,” and such later date, the “Extended Date”, provided that the Sponsor (or its affiliates or permitted designees) will deposit into the trust account an amount determined by multiplying $0.03 by the number of public shares then outstanding, up to a maximum of $105,000 for each such one-month extension unless the closing of the Company’s initial business combination shall have occurred, in exchange for a non-interest bearing, unsecured promissory note payable upon consummation of a business combination (each, an “Extension Payment.”)

In connection with the votes to approve the Extension, the holders of 26,649,519 shares of Class A common stock properly exercised their right to redeem their shares for cash at a redemption price of approximately $10.16 per share, for an aggregate redemption amount of approximately $270,869,315, leaving approximately $21,349,573 in the trust account.

On March 16, 2023, our sponsor voluntarily converted the 7,047,500 shares of Class B common stock it held into 7,047,500 shares of Class A common stock in accordance with our charter (the “Conversion”).  Following the implementation of the Extension and the Conversion, we had 9,147,981 shares of Class A common stock outstanding and 140,000 shares of Class B common stock outstanding. As of the date of this Annual Report, the founder shares held by our initial stockholders represent approximately 77.4% of our outstanding shares of common stock.

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

Periodic Reporting and Financial Information

We have registered our units, Class A common stock and public warrants under the Exchange Act and have reporting obligations, including the requirement that we file annual, quarterly and current reports with the SEC. In accordance with the requirements of the Exchange Act, our annual reports will contain financial statements audited and reported on by our independent registered public accounting firm.

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

ITEM 1A. RISK FACTORS

Summary of Risk Factors

An investment in our securities involves a high degree of risk. The occurrence of one or more of the events or circumstances described in this section, alone or in combination with other events or circumstances, may materially adversely affect our business, financial condition and operating results. In that event, the trading price of our securities could decline, and you could lose all or part of your investment. Such risks include, but are not limited to:

●	We are a newly incorporated company with no operating history and no revenues, and you have no basis on which to evaluate our ability to achieve our business objective.

●	Our public stockholders may not be afforded an opportunity to vote on our proposed business combination, which means we may complete our initial business combination even though a majority of our public stockholders do not support such a combination.

●	Your only opportunity to affect the investment decision regarding a potential business combination will be limited to the exercise of your right to redeem your shares from us for cash, unless we seek stockholder approval of such business combination.

●	If we seek stockholder approval of our initial business combination, our sponsor, directors, officers, advisors or any of their respective affiliates may enter into certain transactions, including purchasing shares or warrants from the public, which may influence the outcome of our proposed business combination and reduce the public “float” of our securities.

●	The ability of our public stockholders to redeem their shares for cash may make our financial condition unattractive to potential business combination targets, which may make it difficult for us to enter into a business combination with a target.

●	The ability of our public stockholders to exercise redemption rights with respect to a large number of our shares may not allow us to complete the most desirable business combination or optimize our capital structure.

●	The requirement that we complete our initial business combination within the prescribed time frame may give potential target businesses leverage over us in negotiating a business combination and may limit the time we have in which to conduct due diligence on potential business combination targets, in particular as we approach our dissolution deadline, which could undermine our ability to complete our initial business combination on terms that would produce value for our stockholders.

●	COVID-19 and the impact on businesses and debt and equity markets could have a material adverse effect on our search for a business combination, and any target business with which we ultimately consummate a business combination.

●	Our search for a business combination, and any target business with which we ultimately consummate a business combination, may be materially adversely affected by negative impacts on the global economy, capital markets or other geopolitical conditions resulting from the recent invasion of Ukraine by Russia and subsequent sanctions against Russia, Belarus and related individuals and entities.

●	Past performance by members of our management team and their respective affiliates may not be indicative of future performance of an investment in us.

●	If a stockholder fails to receive notice of our offer to redeem our public shares in connection with our initial business combination, or fails to comply with the procedures for tendering its shares, such shares may not be redeemed.

●	You will not have any rights or interests in funds from the trust account, except under certain limited circumstances. To liquidate your investment, therefore, you may be forced to sell your public shares or warrants, potentially at a loss.

●	Nasdaq may delist our securities from trading on its exchange, which could limit investors’ ability to make transactions in our securities and subject us to additional trading restrictions.

●	You are not entitled to protections normally afforded to investors of many other blank check companies.

●	Because of our limited resources and the significant competition for business combination opportunities, it may be more difficult for us to complete our initial business combination. If we are unable to complete our initial business combination, our public stockholders may receive only approximately $10.00 per share, or less in certain circumstances, on our redemption of their stock, and our warrants will expire worthless.

●	If the net proceeds of this offering and the sale of the private placement warrants not being held in the trust account are insufficient, it could limit the amount available to fund our search for a target business or businesses and complete our initial business combination and we will depend on loans from our sponsor or management team to fund our search, to pay our taxes and to complete our initial business combination. If we are unable to obtain such loans, we may be unable to complete our initial business combination.

●	Certain of our officers and directors are now, and all of them may in the future become, affiliated with entities engaged in business activities similar to those intended to be conducted by us and, accordingly, may have conflicts of interest in determining to which entity a particular business opportunity or other transaction should be presented.

●	A new 1% U.S. federal excise tax could be imposed on us in connection with redemptions by us of our shares of common stock.

●	Our liquidity condition and proximity to our liquidation date expresses substantial doubt about our ability to continue as a “going concern.”

●	Provisions in our amended and restated certificate of incorporation and Delaware law may inhibit a takeover of us, which could limit the price investors might be willing to pay in the future for our Class A common stock and could entrench management.

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

Our sponsor, officers and directors have agreed (and their permitted transferees will agree) to vote any founder shares and any public shares held by them in favor of our initial business combination. We expect that our initial stockholders and their permitted transferees will own at least 77.4% of our outstanding shares of common stock at the time of any such stockholder vote. Accordingly, if we seek stockholder approval of our initial business combination, it is more likely that the necessary stockholder approval will be received than would be the case if our initial stockholders and their permitted transferees agreed to vote their founder shares in accordance with the majority of the votes cast by our public stockholders.

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

Any potential target business with which we enter into negotiations concerning a business combination will be aware that we must complete our initial business combination by the Extended Date. Consequently, such target business may obtain leverage over us in negotiating a business combination, knowing that if we do not complete our initial business combination with that particular target business, we may be unable to complete our initial business combination with any target business. This risk will increase as we get closer to the end of the timeframe described above. In addition, we may have limited time to conduct due diligence and may enter into our initial business combination on terms that we would have rejected upon a more comprehensive investigation.

COVID-19 and the impact on businesses and debt and equity markets could have a material adverse effect on our search for a business combination, and any target business with which we ultimately consummate a business combination.

The COVID-19 pandemic has adversely affected, and other events (such as terrorist attacks, natural disasters or a significant outbreak of other infectious diseases) could adversely affect, the economies and financial markets worldwide, and the business of any potential target business with which we consummate a Business Combination could be materially and adversely affected. Furthermore, we may be unable to complete a Business Combination if concerns relating to COVID-19 continue to restrict travel, limit the ability to have meetings with potential investors or the target company’s personnel, vendors and services providers are unavailable to negotiate and consummate a transaction in a timely manner. The extent to which COVID-19 impacts our search for a Business Combination will depend on future developments, which are highly uncertain and cannot be predicted, including new information which may emerge concerning the severity of COVID-19 (including variant mutations of the virus) and the actions to contain COVID-19 or treat its impact, among others. If the disruptions posed by COVID-19 or other events (such as terrorist attacks, natural disasters or a significant outbreak of other infectious diseases) continue for an extensive period of time, our ability to consummate a Business Combination, such as the proposed Business Combination with Seamless, or the operations of a target business with which we ultimately consummate a Business Combination, may be materially adversely affected.

In addition, our ability to consummate a transaction may be dependent upon its ability to raise equity and debt financing which may be impacted by COVID-19 and other events (such as terrorist attacks, natural disasters or a significant outbreak of other infectious diseases), including as a result of increased market volatility, decreased market liquidity in third-party financing being unavailable on terms acceptable to us or at all.

We may not be able to complete our initial business combination within the prescribed time frame, in which case we would cease all operations except for the purpose of winding up and we would redeem our public shares and liquidate, in which case our public stockholders may receive only $10.00 per share, or less than such amount in certain circumstances, and our warrants will expire worthless.

Our amended and restated certificate of incorporation provides that we must complete our initial business combination by the Extended Date. We may not be able to find a suitable target business and complete our initial business combination within such time period. Our ability to complete our initial business combination may be negatively impacted by general market conditions, volatility in the capital and debt markets and the other risks described herein. For example, the COVID-19 pandemic persists both in the U.S. and globally and, while the extent of the impact of the outbreak on us will depend on future developments, it could limit our ability to complete our initial business combination, including as a result of increased market volatility, decreased market liquidity and third-party financing being unavailable on terms acceptable to us or at all. The recent invasion of Ukraine by Russia and resulting sanctions may also have similar effects, and the impact of such effects on us will depend on future developments that cannot be predicted with any degree of certainty. Furthermore, we may be unable to complete a business combination if continued concerns relating to COVID-19 restrict travel, limit the ability to have meetings with potential investors or the target company’s personnel, vendors and services providers are unavailable to negotiate and consummate a transaction in a timely manner. Additionally, the COVID-19 pandemic, the invasion of Ukraine by Russia and resulting sanctions, may negatively impact businesses we may seek to acquire. It may also have the effect of heightening many of the other risks described in this “Risk Factors” section, such as those related to the market for our securities and cross-border transactions. Additionally, financial markets may be adversely affected by current or anticipated military conflict, including between Russia and Ukraine, terrorism, sanctions or other geopolitical events globally.

If we have not completed our initial business combination within such time period or during any Extension Period, we will: (1) cease all operations except for the purpose of winding up; (2) as promptly as reasonably possible but not more than ten business days thereafter, redeem the public shares, at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the trust account, including interest (which interest shall be net of taxes payable, and less up to $100,000 of interest to pay dissolution expenses), divided by the number of then outstanding public shares, which redemption will completely extinguish public stockholders’ rights as stockholders (including the right to receive further liquidating distributions, if any); and (3) as promptly as reasonably possible following such redemption, subject to the approval of our remaining stockholders and our board of directors, dissolve and liquidate, subject in each case to our obligations under Delaware law to provide for claims of creditors and the requirements of other applicable law. In such case, our public stockholders may receive only $10.00 per share, or less than $10.00 per share, on the redemption of their shares, and our warrants will expire worthless. Please see “Risk Factors — Risks Relating to the Trust Account — If third parties bring claims against us, the proceeds held in the trust account could be reduced and the per-share redemption amount received by stockholders may be less than $10.00 per share” and other risk factors herein.

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

We encounter intense competition from other entities having a business objective similar to ours, including private investors (which may be individuals or investment partnerships), other blank check companies and other entities, domestic and international, competing for the types of businesses we are seeking to acquire. Many of these individuals and entities are well-established and have extensive experience in identifying and effecting, directly or indirectly, acquisitions of companies operating in or providing services to various industries. Many of these competitors possess greater technical, human and other resources or more local industry knowledge than we do and our financial resources will be relatively limited when contrasted with those of many of these competitors. While we believe there are numerous target businesses we could potentially acquire with the net proceeds of our initial public offering and the sale of the private placement warrants, our ability to compete with respect to the acquisition of certain target businesses that are sizable is limited by our available financial resources. Our sponsor or any of its affiliates may make additional investments in us, although our sponsor and its affiliates have no obligation or other duty to do so. This inherent competitive limitation gives others an advantage in pursuing the acquisition of certain target businesses. Furthermore, our obligation to pay cash in connection with our public stockholders who exercise their redemption rights may reduce the resources available to us for our initial business combination and our outstanding warrants, and the future dilution they potentially represent, may not be viewed favorably by target businesses. Any of these factors may place us at a competitive disadvantage in successfully negotiating and completing an initial business combination. If we are unable to complete our initial business combination, our public stockholders may receive only approximately $10.00 per share, or less in certain circumstances, on the liquidation of our trust account and our warrants will expire worthless. Please see “Risk Factors — Risks Relating to the Trust Account — If third parties bring claims against us, the proceeds held in the trust account could be reduced and the per-share redemption amount received by stockholders may be less than $10.00 per share” and other risk factors herein.

If the funds not being held in the trust account are insufficient to allow us to operate until at least the Extended Date, we may be unable to complete our initial business combination.

The funds available to us outside of the trust account may not be sufficient to allow us to operate until at least the Extended Date, assuming that our initial business combination is not completed during that time. We expect to incur significant costs in pursuit of our acquisition plans. Management’s plans to address this need for capital through our initial public offering and potential loans from certain of our affiliates are discussed in the section of this Annual Report titled “Management’s Discussion and Analysis of Financial Condition and Results of Operations.” However, our affiliates are not obligated to make loans to us in the future, and we may not be able to raise additional financing from unaffiliated parties necessary to fund our expenses. Any such event in the future may negatively impact the analysis regarding our ability to continue as a going concern at such time.

We believe that, upon the closing of our initial public offering, the funds available to us outside of the trust account will be sufficient to allow us to operate for at least the 24 months following the closing of our initial public offering; however, we cannot assure you that our estimate is accurate. Of the funds available to us, we could use a portion of the funds available to us to pay commitment fees for financing, fees to consultants to assist us with our search for a target business or as a down payment or to fund a “no-shop” provision (a provision in letters of intent or merger agreements designed to keep target businesses from “shopping” around for transactions with other companies or investors on terms more favorable to such target businesses) with respect to a particular proposed business combination, although we do not have any current intention to do so. If we entered into an agreement where we paid for the right to receive exclusivity from a target business and were subsequently required to forfeit such funds (whether as a result of our breach or otherwise), we might not have sufficient funds to continue searching for, or conduct due diligence with respect to, a prospective target business. If we are unable to complete our initial business combination, our public stockholders may receive only approximately $10.00 per share, or less in certain circumstances, on the liquidation of our trust account and our warrants will expire worthless. Please see “Item 1A. Risk Factors — Risks Relating to the Trust Account — If third parties bring claims against us, the proceeds held in the trust account could be reduced and the per-share redemption amount received by stockholders may be less than $10.00 per share” and other risk factors herein.

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

If we are required to seek additional capital, we would need to borrow funds from our sponsor, management team or other third parties to operate or may be forced to liquidate. Neither our sponsor, members of our management team nor any of their respective affiliates is under any obligation or other duty to loan funds to, or invest in, us in such circumstances. Any such loans may be repaid only from funds held outside the trust account or from funds released to us upon completion of our initial business combination. If we are unable to complete our initial business combination because we do not have sufficient funds available to us, we will be forced to cease operations and liquidate the trust account. In such case, our public stockholders may receive only $10.00 per share, or less in certain circumstances, and our warrants will expire worthless. Please see “Risk Factors — Risks Relating to the Trust Account — If third parties bring claims against us, the proceeds held in the trust account could be reduced and the per-share redemption amount received by stockholders may be less than $10.00 per share” and other risk factors herein.

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

While we have initially focused our search on identifying a prospective target business in the healthcare or healthcare-related infrastructure industries in the United States and other developed countries, we may seek to complete a business combination with an operating company in any industry, sector or geographic area. However, we are not, under our amended and restated certificate of incorporation, permitted to effectuate our initial business combination solely with another blank check company or similar company with nominal operations. There is no basis for you to evaluate the possible merits or risks of any particular target business’s operations, results of operations, cash flows, liquidity, financial condition or prospects which we may ultimately acquire. To the extent we complete our initial business combination, we may be affected by numerous risks inherent in the business operations with which we combine. For example, if we combine with a financially unstable business or an entity lacking an established record of sales or earnings, we may be affected by the risks inherent in the business and operations of a financially unstable or a development stage entity. Although our officers and directors endeavor to evaluate the risks inherent in any particular target business, we cannot assure you that we will properly ascertain or assess all of the significant risk factors or that we will have adequate time to complete due diligence. Furthermore, some of these risks may be outside of our control and leave us with no ability to control or reduce the chances that those risks will adversely impact a target business. We also cannot assure you that an investment in our securities will ultimately prove to be more favorable to investors than a direct investment, if such opportunity were available, in a business combination target. Accordingly, any stockholders or warrant holders who choose to remain a stockholder or warrant holder following our initial business combination could suffer a reduction in the value of their securities. Such stockholders or warrant holders are unlikely to have a remedy for such reduction in value.

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

We anticipate that the investigation of each specific target business and the negotiation, drafting and execution of relevant agreements, disclosure documents and other instruments will require substantial management time and attention and substantial costs for accountants, attorneys and others. If we decide not to complete a specific initial business combination, the costs incurred up to that point for the proposed transaction likely would not be recoverable. Furthermore, if we reach an agreement relating to a specific target business, we may fail to complete our initial business combination for any number of reasons including those beyond our control. Any such event will result in a loss to us of the related costs incurred which could materially adversely affect subsequent attempts to locate and acquire or merge with another business. If we are unable to complete our initial business combination, our public stockholders may receive only approximately $10.00 per share, or less in certain circumstances, on the liquidation of our trust account and our warrants will expire worthless. Please see “Risk Factors — Risks Relating to the Trust Account — If third parties bring claims against us, the proceeds held in the trust account could be reduced and the per-share redemption amount received by stockholders may be less than $10.00 per share” and other risk factors herein.

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

In January 2021, our sponsor purchased 7,187,500 founder shares for a capital contribution of $25,000. As of the date of this Annual Report, the founder shares represent approximately 77.4% of our outstanding shares of common stock. The founder shares will be worthless if we do not complete an initial business combination.

In addition, our sponsor purchased an aggregate of 5,000,000 private placement warrants for a purchase price of $7,500,000, or $1.50 per warrant, that will also be worthless if we do not complete our initial business combination within the allocated time period.

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

Recently, the market for directors and officers liability insurance for special purpose acquisition companies has changed. Fewer insurance companies are offering quotes for directors and officers liability coverage, the premiums charged for such policies have generally increased and the terms of such policies have generally become less favorable. There can be no assurance that these trends will not continue.

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

Our amended and restated certificate of incorporation does not provide a specified maximum redemption threshold . As a result, we may be able to complete our initial business combination even though a substantial majority of our public stockholders do not agree with the transaction and have redeemed their shares or, if we seek stockholder approval of our initial business combination and do not conduct redemptions in connection with our initial business combination pursuant to the tender offer rules, have entered into privately negotiated agreements to sell their shares to our sponsor, officers, directors, advisors or any of their respective affiliates. In the event the aggregate cash consideration we would be required to pay for all shares of common stock that are validly submitted for redemption plus any amount required to satisfy cash conditions pursuant to the terms of the proposed business combination exceed the aggregate amount of cash available to us, we will not complete the business combination or redeem any shares, all shares of common stock submitted for redemption will be returned to the holders thereof, and we instead may search for an alternate business combination (including, potentially, with the same target).

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

Some other blank check companies have a provision in their charter which prohibits the amendment of certain of its provisions, including those which relate to a company’s pre-business combination activity, without approval by holders of a certain percentage of the company’s stockholders. In those companies, amendment of these provisions typically requires approval by holders holding between 90% and 100% of the company’s public shares. Our amended and restated certificate of incorporation provides that any of its provisions (other than amendments relating to the appointment or removal of directors prior to our initial business combination, which require the approval by holders of a majority of at least 90% of the outstanding shares of our common stock voting at a stockholder meeting) related to pre-business combination activity (including the requirement to deposit proceeds of our initial public offering and the sale of the private placement warrants into the trust account and not release such amounts except in specified circumstances and to provide redemption rights to public stockholders as described herein) may be amended if approved by holders of at least 65% of our outstanding common stock, and corresponding provisions of the trust agreement governing the release of funds from our trust account may be amended if approved by holders of at least 65% of our outstanding common stock. Unless specified in our amended and restated certificate of incorporation or bylaws, or as required by applicable law or stock exchange rules, the affirmative vote of a majority of the outstanding shares of our common stock that are voted is required to approve any such matter voted on by our stockholders, and, prior to our initial business combination, the affirmative vote of holders of a majority of the outstanding shares of our Class B common stock is required to approve the election or removal of directors. We may not issue additional securities that can vote pursuant to our amended and restated certificate of incorporation on any initial business combination or any amendments to our amended and restated certificate of incorporation. Our initial stockholders, who beneficially own approximately 77.4% of our common stock, may participate in any vote to amend our amended and restated certificate of incorporation and/or trust agreement and will have the discretion to vote in any manner they choose. As a result, we may be able to amend the provisions of our amended and restated certificate of incorporation which governs our pre-business combination behavior more easily than some other blank check companies, and this may increase our ability to complete our initial business combination with which you do not agree.

Our sponsor, officers and directors have agreed, pursuant to a written agreement, that they will not propose any amendment to our amended and restated certificate of incorporation (A) to modify the substance or timing of our obligation to allow redemptions in connection with our initial business combination or to redeem 100% of our public shares if we do not complete our initial business combination by The Extended Date or (B) with respect to any other provision relating to stockholders’ rights or pre-initial business combination activity, unless we provide our public stockholders with the opportunity to redeem their shares of Class A common stock upon approval of any such amendment at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the trust account, including interest (which interest shall be net of taxes payable), divided by the number of then outstanding public shares. These agreements are contained in a letter agreement that we have entered into with our sponsor, officers and directors. Our public stockholders are not parties to, or third-party beneficiaries of, these agreements and, as a result, will not have the ability to pursue remedies against our sponsor, officers or directors for any breach of these agreements. As a result, in the event of a breach, our public stockholders would need to pursue a stockholder derivative action, subject to applicable law.

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

Our initial stockholders own approximately 77.4% of our outstanding common stock. In addition, prior to our initial business combination, holders of our Class B common stock have the right to appoint all of our directors and may remove members of our board of directors for any reason. Holders of our public shares have no right to vote on the election of directors during such time. These provisions of our amended and restated certificate of incorporation may only be amended by holders of a majority of at least 90% of the outstanding shares of our common stock voting at a stockholder meeting. As a result, you will not have any influence over the election of directors prior to our initial business combination.

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

Our  liquidity condition and proximity to our liquidation date expresses substantial doubt about our ability to continue as a “going concern.”

We may not have sufficient liquidity to meet our anticipated obligations and may be unable to raise additional funds to alleviate our liquidity needs. In connection with our assessment of going concern considerations in accordance with the Financial Accounting Standards Board’s (“FASB”) Accounting Standards Update (“ASU”) 2014-15, “Disclosures of Uncertainties about an Entity’s Ability to Continue as a Going Concern,” management has determined that our liquidity condition, as well as mandatory liquidation and subsequent dissolution raise substantial doubt about our company’s ability to continue as a going concern. No adjustments have been made to the carrying amounts of assets or liabilities should our company be required to liquidate after the Extended Date. The financial statements do not include any adjustment that might be necessary if our company is unable to continue as a going concern.

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

Our amended and restated certificate of incorporation authorizes the issuance of up to 200,000,000 shares of Class A common stock, par value $0.0001 per share, and 20,000,000 shares of Class B common stock, par value $0.0001 per share and 1,000,000 shares of undesignated preferred stock, par value $0.0001 per share. As of the date of this Annual Report, there were 190,852,019 and 19,860,000 authorized but unissued shares of Class A and Class B common stock available, respectively, for issuance, which amount does not take into account shares reserved for issuance upon exercise of outstanding warrants or upon the conversion of the Class B common stock. Shares of Class B common stock are automatically convertible into shares of our Class A common stock at the time of our initial business combination, or earlier at the option of the holder, initially at a one-for-one ratio but subject to adjustment as set forth herein. On March 16, 2023, our sponsor voluntarily converted the 7,047,500 shares of Class B common stock it held into 7,047,500 shares of Class A common stock in accordance with our charter. Immediately after our initial public offering, there were no shares of preferred stock issued and outstanding.

We may issue a substantial number of additional shares of Class A common stock, and may issue shares of preferred stock, in order to complete our initial business combination or under an employee incentive plan after completion of our initial business combination. We may also issue shares of Class A common stock to redeem the warrants or upon conversion of the Class B common stock at a ratio greater than one-to-one at the time of our initial business combination as a result of the anti-dilution provisions described herein. However, our amended and restated certificate of incorporation provides, among other things, that prior to our initial business combination, we may not issue additional shares of capital stock that would entitle the holders thereof to (1) receive funds from the trust account or (2) vote pursuant to our amended and restated certificate of incorporation on any initial business combination or any amendments to our amended and restated certificate of incorporation. The issuance of additional shares of common or preferred stock:

●	may significantly dilute the equity interest of investors in our initial public offering, which dilution would increase if the anti-dilution provisions in the Class B common stock resulted in the issuance of Class A common stock on a greater than one-to-one basis upon conversion of the Class B common stock;

●	may subordinate the rights of holders of common stock if preferred stock is issued with rights senior to those afforded our common stock;

●	could cause a change of control if a substantial number of shares of our common stock is issued, which may affect, among other things, our ability to use our net operating loss carry forwards, if any, and could result in the resignation or removal of our present officers and directors;

●	may have the effect of delaying or preventing a change of control of us by diluting the stock ownership or voting rights of a person seeking to obtain control of us;

●	may adversely affect prevailing market prices for our units, Class A common stock and/or warrants; and

●	may not result in adjustment to the exercise price of our warrants.

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

In addition, we have the ability to redeem outstanding warrants commencing ninety days after they become exercisable and prior to their expiration, at a price of $0.10 per warrant if, among other things, the last reported sale price of our Class A common stock equals or exceeds $10.00 per share (as adjusted for stock splits, stock dividends, reorganizations, recapitalizations and the like) on the trading day prior to the date on which we send the notice of redemption to the warrant holders. In such a case, the holders will be able to exercise their warrants for cash or on a cashless basis prior to redemption. The value received upon exercise of the warrants (1) may be less than the value the holders would have received if they had exercised their warrants at a later time where the underlying share price is higher and (2) may not compensate the holders for the value of the warrants, including because the number of common shares received is capped at 0.361 shares of Class A common stock per warrant (subject to adjustment) irrespective of the remaining life of the warrants.

None of the private placement warrants will be redeemable by us so long as they are held by our sponsor or its permitted transferees.

Our warrants and founder shares may have an adverse effect on the market price of our Class A common stock and make it more difficult to complete our initial business combination.

We issued warrants to purchase 9,583,333 shares of our Class A common stock at a price of $11.50 per whole share (subject to adjustment as provided herein), as part of the units in our initial public offering and, simultaneously with the closing of our initial public offering, we issued private placement warrants to purchase an aggregate of 5,000,000 shares of Class A common stock. Our initial stockholders currently hold 7,187,500 founder shares, consisting of 7,047,500 shares of Class A common stock and 140,000 shares of Class B common stock. The founder shares are convertible into shares of Class A common stock on a one-for-one basis, subject to adjustment as set forth herein. On March 16, 2023, our sponsor voluntarily converted the 7,047,500 shares of Class B common stock it held into 7,047,500 shares of Class A common stock in accordance with our charter. In addition, if our sponsor, an affiliate of our sponsor or certain of our officers and directors make any working capital loans, up to $1,500,000 of such loans may be converted into warrants, at the price of $1.50 per warrant at the option of the lender. Such warrants would be identical to the private placement warrants.

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

Our public stockholders will be entitled to receive funds from the trust account only upon the earliest to occur of: (1) the completion of our initial business combination, and then only in connection with those shares of Class A common stock that such stockholder properly elected to redeem, subject to the limitations described herein; (2) the redemption of any public shares properly submitted in connection with a stockholder vote to amend our amended and restated certificate of incorporation (A) to modify the substance or timing of our obligation to allow redemptions in connection with our initial business combination or to redeem 100% of our public shares if we do not complete our initial business combination by The Extended Date or (B) with respect to any other provision relating to stockholders’ rights or pre-initial business combination activity; and (3) the redemption of all of our public shares if we have not completed our initial business combination by The Extended Date, subject to applicable law and as further described herein. In addition, if we have not completed an initial business combination within the required time period for any reason, compliance with Delaware law may require that we submit a plan of dissolution to our then-existing stockholders for approval prior to the distribution of the proceeds held in our trust account. In that case, public stockholders may be forced to wait beyond the end of such period before they receive funds from our trust account. In no other circumstances will a public stockholder have any right or interest of any kind in or to the trust account. Holders of warrants will not have any right to the proceeds held in the trust account with respect to the warrants. Accordingly, to liquidate your investment, you may be forced to sell your public shares or warrants, potentially at a loss.

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

If we are deemed to be an investment company for purposes of the Investment Company Act, we would be required to institute burdensome compliance requirements and our activities would be severely restricted and, as a result, we may abandon our efforts to consummate a business combination and liquidate.

On March 30, 2022, the SEC issued proposed rules relating to certain activities of special purpose acquisition companies (“SPACs”) (the “SPAC Rule Proposals”), relating to, among other things, circumstances in which SPACs could potentially be subject to the Investment Company Act and the regulations thereunder. The SPAC Rule Proposals would provide a safe harbor for such companies from the definition of “investment company” under Section 3(a)(1)(A) of the Investment Company Act, provided that a SPAC satisfies certain criteria, including a limited time period to announce and complete a de-SPAC transaction. Specifically, to comply with the safe harbor, the SPAC Rule Proposals would require a company to file a Current Report on Form 8-K announcing that it has entered into an agreement with a target company for an initial Business Combination no later than 18 months after the effective date of its registration statement for its initial public offering (the “IPO Registration Statement”). The company would then be required to complete its initial Business Combination no later than 24 months after the effective date of the IPO Registration Statement.

There is currently uncertainty concerning the applicability of the Investment Company Act to a SPAC. It is possible that a claim could be made that we have been operating as an unregistered investment company.

If we are deemed to be an investment company under the Investment Company Act, our activities would be severely restricted. In addition, we would be subject to burdensome compliance requirements. We do not believe that our principal activities will subject us to regulation as an investment company under the Investment Company Act. However, if we are deemed to be an investment company and subject to compliance with and regulation under the Investment Company Act, we would be subject to additional regulatory burdens and expenses for which we have not allotted funds. As a result, unless we are able to modify our activities so that we would not be deemed an investment company, we would expect to abandon our efforts to complete a business combination and instead to liquidate. If we are required to liquidate, our stockholders would not be able to realize the benefits of owning stock in a successor operating business, including the potential appreciation in the value of our stock and warrants following such a transaction, and our warrants would expire worthless.

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

Any redemption or other repurchase that occurs after December 31, 2022 may be subject to the excise tax, including in connection with an initial business combination, certain amendments to our charter or otherwise. Whether and to what extent we would be subject to the excise tax would depend on a number of factors, including (i) the fair market value of the redemptions and repurchases in connection with an initial business combination, certain amendments to our charter or otherwise, (ii) the structure of an initial business combination, (iii) the nature and amount of any “PIPE” or other equity issuances in connection with an initial business combination (or otherwise issued not in connection with such initial business combination but issued within the same taxable year of such initial business combination) and (iv) the content of regulations and other guidance from the Treasury. In addition, because the excise tax would be payable by us, and not by the redeeming holder, the mechanics of any required payment of the excise tax have not been determined. The proceeds placed in the trust account in connection with our initial public offering and any Extension Payments, as well as any interest earned thereon, will not be used to pay for any excise tax payable pursuant to the IR Act.

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

Moreover, the process of government review, whether by the CFIUS or otherwise, could be lengthy and we have limited time to complete our initial business combination. If we cannot complete our initial business combination by the Extended Date because the review process drags on beyond such timeframe or because our initial business combination is ultimately prohibited by CFIUS or another U.S. government entity, we may be required to liquidate. If we liquidate, our public stockholders may only receive $10.00 per public share or less in certain circumstances, and our warrants will expire worthless. This will also cause you to lose the investment opportunity in a target company and the chance of realizing future gains on your investment through any price appreciation in the combined company.

ITEM 1B. UNRESOLVED STAFF COMMENTS

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

Holders of Record

On March 22, 2023, there were 1 holder of record of our units, 2 holders of record of our Class A common stock, 4 holders of record of our Class B common stock and 3 holders of record of our warrants. Such numbers do not include beneficial owners holding our securities through nominee names.

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

Use of Proceeds from our Initial Public Offering

On March 19, 2021, we consummated our initial public offering of 28,750,000 units and on May 6, 2021, we consummated the sale of an additional 3,750,000 units as a result of the exercise in full of the underwriters’ over-allotment option, in each case at an offering price of $10.00 per unit, generating total gross proceeds of $287,500,000. The securities sold in our initial public offering were registered under the Securities Act on registration statement on Form S-1 (No. 333-253465). The registration statement became effective on March 16, 2021. In connection with the votes to approve the Extension, the holders of 26,649,519 shares of Class A common stock of the Company properly exercised their right to redeem their shares for cash at a redemption price of approximately $10.16 per share, for an aggregate redemption amount of approximately $270,869,315, leaving approximately $21,349,573 in the trust account.

ITEM 6. [RESERVED]

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

Overview

We are a blank check company formed under the laws of the State of Delaware on December 31, 2020 for the purpose of effecting a merger, capital stock exchange, asset acquisition, stock purchase, reorganization or similar business combination with one or more businesses, which we refer to as our initial business combination. We intend to effectuate our initial business combination using cash from the proceeds of the Initial Public Offering (defined below) and the sale of the Private Placement Warrants (defined below), our capital stock, debt or a combination of cash, stock and debt.

We expect to continue to incur significant costs in the pursuit of our acquisition plans. We cannot assure you that our plans to complete an in initial business combination will be successful.

Extension

On March 15, 2023, our stockholders approved the Charter Amendment. The Charter Amendment extended the date by which we have to consummate a business combination (the “Extension”) for an additional nine months, from March 19, 2023 to the Extended Date, provided that the sponsor (or its affiliates or permitted designees) will deposit into the trust account the Extension Payment, determined by multiplying $0.03 by the number of public shares then outstanding, up to a maximum of $105,000 for each such one-month extension unless the closing of the Company’s initial business combination shall have occurred, in exchange for a non-interest bearing, unsecured promissory note payable upon consummation of a business combination.

Results of Operations

We have neither engaged in any operations nor generated any revenues to date. Our only activities from December 31, 2020 (inception) through December 31, 2022 were organizational activities, those necessary to prepare for the initial public offering, described below, and, subsequent to the initial public offering, identifying a target company for a business combination. We do not expect to generate any operating revenues until after the completion of our business combination. We generate non-operating income in the form of interest income on marketable securities held in the trust account (defined below). We incur expenses as a result of being a public company (for legal, financial reporting, accounting and auditing compliance), as well as for due diligence expenses.

For the year ended December 31, 2022, we had a net income of $9,846,711, which consisted of the change in fair value of warrant liabilities of $7,138,542, change in fair value of convertible notes of $811,150, interest earned on investment held in the trust account of $4,000,465, offset by operational costs of $1,343,799 and provision for income taxes of $759,647.

For the year ended December 31, 2021, we had a net income of $5,268,961, which consisted of the change in fair value of warrant liabilities of $6,756,458 and interest earned on investment held in the trust account of $17,003, offset by formation and operational costs of $1,022,676 and transaction costs related to the initial public offering of $481,824.

Liquidity and Capital Resources

On March 19, 2021, we consummated the initial public offering of 25,000,000 units at $10.00 per unit, generating gross proceeds of $250,000,000. Simultaneously with the closing of the initial public offering, we consummated the sale of 4,500,000 private placement warrants at a price of $1.50 per warrant in a private placement to the sponsor generating gross proceeds of $6,750,000.

Following the initial public offering and the sale of the private placement warrants, a total of $250,000,000 was placed in the trust account. We incurred $14,246,969 in initial public offering related costs, including $5,000,000 of underwriting fees, $8,750,000 of deferred underwriting fees and $496,969 of other offering costs.

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

In connection with the votes to approve the Extension, the holders of 26,649,519 shares of Class A common stock properly exercised their right to redeem their shares for cash at a redemption price of approximately $10.16 per share, for an aggregate redemption amount of approximately $270,869,315, leaving approximately $21,349,572 in the trust account. Upon implementation of the Extension, the   remaining trust funds were deposited in an interest-bearing demand deposit account at a bank.

For the year ended December 31, 2022, cash used in operating activities was $1,647,496. Net income of $9,846,711 was affected by change in fair value of warrant liabilities of $7,138,542, change in fair value of convertible notes of $811,150, interest earned on investment held in the Trust Account of $4,000,465. Changes in operating assets and liabilities provided $455,950 of cash for operating activities.

For the year ended December 31, 2021, cash used in operating activities was $1,052,786. Net income of $5,268,961 was affected by non-cash changes in fair value of warrant liabilities of $6,756,458, interest earned on investment held in trust account of $17,003 and transaction costs associated with the initial public offering of $481,824. Other changes in operating assets and liabilities used $30,110 of cash for operating activities.

As of December 31, 2022, we held investments in the trust account in the amount of $290,646,467. Interest income on the balance in the trust account may be used by us to pay taxes. Through December 31, 2022, we have withdrawn $871,000 of interest earned from the trust account to be used toward Delaware franchise tax and income tax obligations.

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

As of December 31, 2022, we had cash of $348,749. We intend to use the funds held outside the trust account primarily to identify and evaluate target businesses, perform business due diligence on prospective target businesses, travel to and from the offices, plants or similar locations of prospective target businesses or their representatives or owners, review corporate documents and material agreements of prospective target businesses, and structure, negotiate and complete a business combination.

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

On February 25, 2022 and August 26, 2022, we issued two promissory notes to our sponsor (the “2022 Convertible Promissory Notes”) pursuant to which we may borrow up to an aggregate principal amount of $500,000 and $400,000, respectively. The 2022 Convertible Promissory Notes are non-interest bearing and payable upon consummation of our initial business combination. At our sponsor’s discretion, the 2022 Convertible Promissory Notes may be converted into warrants of the post-business combination entity at a price of $1.50 per warrant. The warrants would be identical to the private placement warrants.

As of December 31, 2022, there was a $900,000 balance outstanding under the 2022 Convertible Promissory Notes. The 2022 Convertible Promissory Notes were valued using the fair value method. The fair value of the notes as of December 31, 2022, was $88,850, which resulted in a change in fair value of the convertible promissory note of $811,150 for the year ended December 31, 2022 recorded in the statement of operations.

On March 8, 2023, we issued a third convertible promissory note to our sponsor (the “2023 Convertible Promissory Note”) pursuant to which we may borrow up to an aggregate principal amount of $750,000. The 2023 Convertible Promissory Note is non-interest bearing and payable upon the consummation of a business combination. At the sponsor’s discretion, the 2023 Convertible Promissory Note may be converted into warrants of the post-business combination entity at a price of $1.50 per warrant, provided that the aggregate of such warrants together with any warrants issued upon conversions pursuant to the 2022 Convertible Promissory Notes do not exceed 1,000,000 warrants. The warrants would be identical to the private placement warrants.

In connection with the Extension Payments, on March 17, 2023, we issued an unsecured promissory note to our sponsor in the aggregate amount of $567,130 (the “Extension Note”) to our sponsor. On March 17, 2023, we deposited an Extension Payment in the amount of $63,015, representing $0.03 per public share remaining in the trust account following redemptions, which enabled us to extend the period of time we had to consummate an initial business combination by one month from March 19, 2023 to April 19, 2023. The extension was the first of nine one-month extensions permitted under our charter. The Extension Note bears no interest and the principal balance is payable on the date of the consummation our initial business combination. The Extension Note is not convertible into private placement warrants and the principal balance may be prepaid at any time.

On January 8, 2021, we issued a non-interest bearing, unsecured promissory note to the Sponsor, pursuant to which we may borrow up to an aggregate principal amount of $200,000, which was originally due on March 19, 2021. On March 18, 2022, we amended and restated the promissory note to extend the due date of amounts outstanding under the promissory note to the earlier of December 31, 2022 and the date of consummation of our initial business combination. As of December 31, 2022 and 2021, there were amounts of $0 and $141,367 outstanding under the promissory note, respectively.

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

Going Concern

As a result of the Extension, we have up to an additional nine months, from March 19, 2023 to up to December 19, 2023 to consummate a business combination, provided that the sponsor (or its affiliates or permitted designees) will deposit into the trust account the Extension Payment in exchange for a non-interest bearing, unsecured promissory note payable upon consummation of a business combination. It is uncertain that we will be able to consummate a Business Combination by the Extended Date. If we are unable to raise additional funds to alleviate liquidity needs as well as complete a Business Combination by this date, there will be a mandatory liquidation and subsequent dissolution. Management has determined that the possible liquidity condition as we continue to incur costs and the mandatory liquidation, should a business combination not occur, and potential subsequent dissolution raises substantial doubt about our ability to continue as a going concern. Management plans to consummate a business combination prior to the mandatory liquidation date. No adjustments have been made to the carrying amounts of assets or liabilities should we be required to liquidate after December 19, 2023.

Off-Balance Sheet Financing Arrangements

We have no obligations, assets or liabilities, which would be considered off-balance sheet arrangements as of December 31, 2022. We do not participate in transactions that create relationships with unconsolidated entities or financial partnerships, often referred to as variable interest entities, which would have been established for the purpose of facilitating off-balance sheet arrangements. We have not entered into any off-balance sheet financing arrangements, established any special purpose entities, guaranteed any debt or commitments of other entities, or purchased any non-financial assets.

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

We entered into an agreement with Jones International Group for consulting services related to a search for a target business. For the year ended December 31, 2022, we incurred $210,000 of consulting fees.

Critical Accounting Estimates

The preparation of financial statements and related disclosures in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the date of the financial statements, and income and expenses during the periods reported. Actual results could materially differ from those estimates. We have identified the following critical accounting estimates:

Warrant Liabilities

We account for the warrants in accordance with the guidance contained in Accounting Standards Codification (“ASC”) 815-40-15 under which the warrants do not meet the criteria for equity treatment and must be recorded as liabilities. Accordingly, we classify the warrants as liabilities at their fair value and adjust the warrants to fair value at each reporting period. This liability is subject to re-measurement at each balance sheet date until exercised, and any change in fair value is recognized in our statements of operations. The Private Placement Warrants and the warrants included as part of the units in the Initial Public Offering (the “Public Warrants” and together with the Private Placement Warrants, the “warrants”) for periods where no observable traded price was available are valued using a lattice model, specifically a binomial lattice model incorporating the Cox-Ross-Rubenstein methodology. For periods subsequent to the detachment of the Public Warrants from the Units, the Public Warrant quoted market price was used as the fair value as of each relevant date.

Common Stock Subject to Possible Redemption

We account for our common stock subject to possible conversion in accordance with the guidance in ASC Topic 480, “Distinguishing Liabilities from Equity.” Common stock subject to mandatory redemption is classified as a liability instrument and measured at fair value. Conditionally redeemable common stock (including common stock that features redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within our control) is classified as temporary equity. At all other times, common stock is classified as stockholders’ equity. Our common stock features certain redemption rights that are considered to be outside of our control and subject to occurrence of uncertain future events. Accordingly, common stock subject to possible redemption is presented at redemption value as temporary equity, outside of the stockholders’ deficit section of our balance sheets.

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

Recent Accounting Standards

In August 2020, the Financial Accounting Standards Board issued Accounting Standards Update (“ASU”) No. 2020-06, “Debt—Debt with Conversion and Other Options (Subtopic 470-20) and Derivatives and Hedging—Contracts in Entity’s Own Equity (Subtopic 815-40): Accounting for Convertible Instruments and Contracts in an Entity’s Own Equity” (“ASU 2020-06”), which simplifies accounting for convertible instruments by removing major separation models required under current GAAP. ASU 2020-06 removes certain settlement conditions that are required for equity contracts to qualify for the derivative scope exception, and it also simplifies the diluted earnings per share calculation in certain areas. ASU 2020-06 is effective for fiscal years beginning after December 15, 2023, including interim periods within those fiscal years, with early adoption permitted. The impact of the adoption of ASU 2020-06 is being assessed by the company, however no significant impact on the financial statements is anticipated.

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

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of the effectiveness of our disclosure controls and procedures as of December 31, 2022, as such term is defined in Rules 13a-15(e) and15d-15(e) under the Exchange Act. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective. We do not expect that our disclosure controls and procedures will prevent all errors and all instances of fraud. Disclosure controls and procedures, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the disclosure controls and procedures are met. Further, the design of disclosure controls and procedures must reflect the fact that there are resource constraints, and the benefits must be considered relative to their costs. Because of the inherent limitations in all disclosure controls and procedures, no evaluation of disclosure controls and procedures can provide absolute assurance that we have detected all our control deficiencies and instances of fraud, if any. The design of disclosure controls and procedures also is based partly on certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions.

Management’s Annual Report on Internal Control Over Financial Reporting

As required by SEC rules and regulations implementing Section 404 of the Sarbanes-Oxley Act our management is responsible for establishing and maintaining adequate internal control over financial reporting. Our internal control over financial reporting is designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of our financial statements for external reporting purposes in accordance with GAAP. Our internal control over financial reporting includes those policies and procedures that:

(1)	pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of our company,

(2)	provide reasonable assurance that transactions are recorded as necessary to permit preparation of consolidated financial statements in accordance with GAAP, and that our receipts and expenditures are being made only in accordance with authorizations of our management and directors, and

(3)	Provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of our assets that could have a material effect on the consolidated financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect errors or misstatements in our financial statements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree or compliance with the policies or procedures may deteriorate. Management assessed the effectiveness of our internal control over financial reporting as of December 31, 2022. In making these assessments, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control — Integrated Framework (2013). Based on our assessments and those criteria, management determined that we maintained effective internal control over financial reporting as of December 31, 2022.

This Report does not include an attestation report of our internal controls from our independent registered public accounting firm due to our status as an emerging growth company under the JOBS Act.

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting that occurred during the fourth quarter of the fiscal year covered by this Annual Report that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B. OTHER INFORMATION

None.

ITEM 9C. DISCLOSURE REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTIONS

Not applicable.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Directors and Executive Officers

Our current directors and executive officers are listed below.

Name	Age	Position
Timothy Babich	47	Chief Executive Officer and Chief Financial Officer
Jacob Doft	54	Chairman of the Board of Directors
Lance Hirt	56	Director
Andrew Rechtschaffen	46	Director
Brett Barth	52	Independent Director
Lloyd Dean	73	Independent Director
Jack Hidary	55	Independent Director
Steven Klosk	66	Independent Director

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

Lance Hirt has served as one of our directors since our inception. Since 2016, Mr. Hirt has served as a Managing Partner at Stonecourt Capital LP, a New York based private investment firm. Previously, from 2003 to 2016, he was a partner at Lindsay Goldberg LLC, a private equity firm, during which time the firm invested $10 billion of equity capital across 35 portfolio companies. Prior to that, he was a Managing Director in the M&A department at Morgan Stanley, where he also served as the Operating Officer for the global M&A Division. Mr. Hirt began his career as a management consultant at Touche Ross & Co. and subsequently practiced law at Sullivan & Cromwell. Mr. Hirt has served on the board of directors of 21 portfolio companies during his 19-year private equity career. His investment experience spans a broad set of industries and geographies. Mr. Hirt graduated from Yeshiva College with a B.A. in Economics and received an M.B.A. from Harvard Business School and a Juris Doctorate from Harvard Law School. Mr. Hirt currently serves as a Trustee of Yeshiva University.

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

Brett Barth has served on our board of directors since March 2021. Mr. Barth co-founded BBR Partners in 2000 and is a Co-Chief Executive Officer, co-managing the firm and overseeing BBR’s investment approach and implementation. He has extensive experience vetting investment opportunities across the asset class spectrum and through a range of market environments, working with both traditional and alternative investment managers. Mr. Barth is also a member of BBR’s Executive Committee and Co-Chair of its Investment Committee. Prior to founding BBR, Mr. Barth was in the Equities Division of Goldman Sachs. Previously, he served in Goldman’s Equity Capital Markets groups in New York and Hong Kong. He began his career in Goldman Sachs’ Corporate Finance Department. Mr. Barth previously served as a director of Cowen Inc. He is also a Member of the Investment Advisory Counsel for Waycrosse, Inc., a premier multi-generational, single-family office based in Minneapolis, MN. Mr. Barth is a trustee of the University of Pennsylvania as well as a member of the Board of Advisors of the Graduate School of Education. He previously served as both the Chair of the Penn Fund, the University of Pennsylvania’s undergraduate annual giving program, and as the Inaugural Chair of the Undergraduate Financial Aid Leadership Council. Mr. Barth is a member of the board of the UJA-Federation of New York and chairs the endowment’s Investment Committee. Mr. Barth was awarded the Alan C. Greenberg Young Leadership Award by UJA-Federation of New York, Wall Street & Financial Services Division. Mr. Barth graduated summa cum laude with concentrations in Finance and Accounting from the Wharton School of the University of Pennsylvania.

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

Steven Klosk has served on our board of directors since March 2021. Mr. Klosk served as a director of Cambrex Corporation (formerly NYSE: CBM), a leading global small molecule contract development and manufacturing organization (“Cambrex”), from 2008 until June 2020, and served as its President and Chief Executive Officer from 2008 until its acquisition by Permira in December 2019. Having joined Cambrex in 1992, Mr. Klosk held positions of increasing responsibility, including Executive Vice President, Administration, through 2005, when he assumed direct responsibility for the leadership of the Biopharmaceutical Business Unit as Chief Operating Officer. In August 2006, Mr. Klosk assumed the responsibility of the Pharma business as Executive Vice President and Chief Operating Officer – Biopharma & Pharma, and in February 2007, was appointed to Executive Vice President, Chief Operating Officer and President, Pharmaceutical Products and Services, the last role he held prior to being appointed President and Chief Executive Officer. Earlier in his career Mr. Klosk served as Vice President, Administration for The Genlyte Group, Inc., a publicly traded producer of lighting fixtures. Mr. Klosk earned a B.S. from Cornell University and a J.D. from New York Law School. Mr. Klosk has served on the board of directors of Lisata Therapeutics. (Nasdaq: LSTA) since 2014. He also currently serves on the board of directors of Recipharm and BIOVECTRA, each a pharmaceutical contract development and manufacturing organization (“CDMO”), NJ Biopharmaceuticals LLC, a pharmaceutical contract research organization and BioIVT, a global provider of biologic specimens for pharma/biotech research. Mr. Klosk also serves as Chairman of the board of directors of Formulated Solutions, a topicals CDMO.

Number and Terms of Office of Officers and Directors

Our board consists of seven members. Our board of directors is divided into three classes, with only one class of directors being elected in each year, and with each class (except for those directors appointed prior to our first annual meeting of stockholders) serving a three-year term. The term of office of the first class of directors, consisting of Jacob Doft, Brett Barth, Lloyd Dean, expired at our first annual meeting of stockholders. The term of office of the second class of directors, consisting of Lance Hirt and Steven Klosk, will expire at our second annual meeting of stockholders. The term of office of the third class of directors, consisting of Andrew Rechtschaffen and Jack Hidary, will expire at our third annual meeting of stockholders.

Prior to consummation of our initial business combination, holders of our Class B common stock have the right to elect all of our directors and remove members of our board of directors for any reason. Holders of our public shares do not have the right to vote on the election of directors during such time. On March 15, 2023, holders of our Class B common stock re-elected Jacob Doft, Brett Barth and Lloyd Dean to serve as Class I directors for a three-year term, or until the election and qualification of their respective successors in office, subject to their earlier death, resignation or removal. These provisions of our amended and restated certificate of incorporation may only be amended if approved by holders of a majority of at least 90% of the outstanding shares of our common stock voting at a stockholder meeting. Approval of our initial business combination will require the affirmative vote of a majority of our board directors, which must include a majority of our independent directors. Subject to any other special rights applicable to the stockholders, prior to our initial business combination, any vacancies on our board of directors may be filled by the affirmative vote of a majority of the directors present and voting at the meeting of our board of directors that includes any directors representing our sponsor then on our board of directors, or by holders of a majority of the outstanding shares of our Class B common stock.

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

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth information regarding the beneficial ownership of our shares of common stock as of March 31, 2023 based on information obtained from the persons named below, with respect to the beneficial ownership of shares of our common stock by:

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

Name and Address of Beneficial Owner(1)	Number of Shares of Class A Common Stock Beneficially Owned(2)	Number Shares of Class B Common Stock Beneficially Owned(2)	Approximate Percentage of Outstanding Common Stock (3)
Golden Arrow Sponsor, LLC(4)	7,047,500	-	75.9%
Timothy Babich (4)	7,047,500	-	75.9%
Jacob Doft(4)	7,047,500		75.9%
Lance Hirt(4)	7,047,500	-	75.9%
Andrew Rechtschaffen(4)	7,047,500	-	75.9%
Brett Barth	-	35,000	*
Lloyd Dean	-	35,000	*
Jack Hidary	-	35,000	*
Steven Klosk	-	35,000	*
All executive officers and directors as a group (8 individuals)	7,047,500	140,000	77.4%

Name and Address of Beneficial Owner	Number of Shares Beneficially Owned(5)	Approximate Percentage of Outstanding Class A Common Stock (6)
Fir Tree Capital Management LP(7)	2,051,217	22.4%
Magnetar Financial LLC(8)	1,978,986	21.6%
Jane Street Group, LLC(9)	2,096,562	22.9%

*	Less than one percent.

(1)	Unless otherwise noted, the business address of each of the following entities or individuals is c/o Golden Arrow Merger Corp., 10 E. 53rd Street, 13th Floor, New York, NY 10022.

(2)	Interests shown consist solely of founder shares. On March 16, 2023, our sponsor voluntarily converted the 7,047,500 shares of Class B common stock it held into 7,047,500 shares of Class A common stock in accordance with our charter. Following the Conversion, we had 9,147,981 shares of Class A common stock outstanding and 140,000 shares of Class B common stock outstanding. Shares of Class B common stock will automatically convert into shares of Class A common stock at the time of our initial business combination, or earlier at the option of the holder, on a one-for-one basis, subject to adjustment.

(3)	Based on 9,287,981 shares of common stock outstanding at March 31, 2023, of which 9,147,981 were Class A common stock and 140,000 were Class B common stock.

(4)	Golden Arrow Sponsor, LLC, our sponsor, is the record holder of the shares of Class A common stock reported herein. According to a Schedule 13G filed on February 14, 2022, our sponsor is controlled by Messrs. Babich, Doft, Hirt and Rechtschaffen. Accordingly, Messrs. Babich, Doft, Hirt and Rechtschaffen share voting and dispositive power over the shares of Class A common stock held by our sponsor and may be deemed to beneficially own such shares.

(5)	Interests shown consist solely of Class A common stock.

(6)	Based on 9,147,981 shares of Class A common stock outstanding at March 31, 2023.

(7)	According to a Schedule 13G/A filed with the SEC on February 14, 2023 by Fir Tree Capital Management LP, an investment adviser. The business address of Fir Tree Capital Management LP is 55 West 46th Street, 29th Floor, New York, NY 10036.

(8)	According to a Schedule 13G/A filed with the SEC on January 27, 2023 by Magnetar Financial LLC, relating to the shares held for the Magnetar Funds (as defined therein). Magnetar Financial LLC serves as the investment adviser to the Magnetar Funds. Magnetar Capital Partners LP serves as the sole member and parent holding company of Magnetar Financial LLC. Supernova Management LLC is the general partner of Magnetar Capital Partners LP. The manager of Supernova Management is David J. Snyderman. Magnetar Financial LLC, Magnetar Capital Partners LP, Supernova Management LLC and Mr. Litowitz each share voting and investment power over the shares. The business address of each of the foregoing persons is 1603 Orrington Avenue, 13th Floor, Evanston, IL 60201.

(9)	According to a Schedule 13G filed with the SEC on February 14, 2023 by Jane Street Group, LLC., a broker dealer, Jane Street Capital, LLC and Jane Street Global Trading, LLC. Jane Street Group, LLC, Jane Street Capital, LLC and Jane Street Global Trading, LLC share voting and investment power over the shares. The business address of each of the foregoing persons is 250 Vesey Street, 6th Floor, New York, NY 10281.

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

As a result of redemptions in connection with the Extension, as of the date of this Annual Report, the founder shares represent approximately 77.4% of our outstanding shares of common stock.

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

On January 8, 2021, our sponsor agreed to loan us up to $200,000 to be used for a portion of the expenses of our initial public offering, pursuant to a promissory note issued by us to the sponsor. These loans were non-interest bearing, unsecured and were originally due at the earlier of June 30, 2021 and the closing of our initial public offering. On March 18, 2022, we amended and restated the promissory note originally issued to our sponsor on January 8, 2021, to extend the due date of amounts outstanding under the promissory note to the earlier of December 31, 2022 and the date of consummation of our initial business combination. As of December 31, 2022 and 2021, there was $0 and $141,367 outstanding under the promissory note, respectively.

On February 25, 2022 and August 26, 2022, we issued the 2022 Convertible Promissory Notes to our sponsor pursuant to which we may borrow up to an aggregate principal amount of $500,000 and $400,000, respectively. The 2022 Convertible Promissory Notes are non-interest bearing, unsecured and payable upon consummation of our initial business combination. At our sponsor’s discretion, the 2022 Convertible Promissory Notes may be converted into warrants of the post-business combination entity at a price of $1.50 per warrant. The warrants would be identical to the private placement warrants. As of December 31, 2022, there was a $900,000 balance outstanding under the 2022 Convertible Promissory Notes.

On March 8, 2023, we issued the 2023 Convertible Promissory Note to our sponsor pursuant to which we may borrow up to an aggregate principal amount of $750,000. The 2023 Convertible Promissory Note is non-interest bearing and payable upon the consummation of a business combination. At the sponsor’s discretion, the 2023 Convertible Promissory Note may be converted into warrants of the post-business combination entity at a price of $1.50 per warrant, provided that the aggregate of such warrants together with any warrants issued upon conversions pursuant to the 2022 Convertible Promissory Notes do not exceed 1,000,000 warrants. The warrants would be identical to the private placement warrants.

In connection with the Extension Payments, on March 17, 2023, we issued the Extension Note to our sponsor. On March 17, 2023, we deposited an Extension Payment in the amount of $63,015, representing $0.03 per public share remaining in the trust account following redemptions, which enabled us to extend the period of time we had to consummate an initial business combination by one month from March 19, 2023 to April 19, 2023. The extension was the first of nine one-month extensions permitted under our charter. The Extension Note bears no interest and the principal balance is payable on the date of the consummation our initial business combination. The Extension Note is not convertible into private placement warrants and the principal balance may be prepaid at any time.

In order to fund working capital deficiencies or finance transaction costs in connection with an intended initial business combination, our sponsor, an affiliate of our sponsor or our officers and directors may, but are not obligated to, loan us additional funds as may be required. If we complete our initial business combination, we may repay such loaned amounts out of the proceeds of the trust account released to us. In the event that our initial business combination does not close, we may use a portion of the working capital held outside the trust account to repay such loaned amounts but no proceeds from our trust account would be used for such repayment. Up to $1,500,000 of such loans (including the Convertible Promissory Notes) may be convertible into warrants at a price of $1.50 per warrant at the option of the lender. The warrants would be identical to the private placement warrants. Prior to the completion of our business combination, we do not expect to seek loans from parties other than our sponsor, an affiliate of our sponsor or our officers and directors, if any, as we do not believe third parties will be willing to loan such funds and provide a waiver against any and all rights to seek access to funds in our trust account.

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

Audit Fees. For the years ended December 31, 2022 and 2021, fees were approximately $138,720 and $81,352, respectively, for the services Withum performed in connection with reviews of our quarterly reports on Form 10-Q, the audit of our December 31, 2022 and 2021 financial statements included in this Annual Report and services performed in connection with our initial public offering.

Audit-Related Fees. For the years ended December 31, 2022 and 2021, Withum did not render assurance and related services related to the performance of the audit or review of financial statements.

Tax Fees. For the years ended December 31, 2022 and 2021, tax fees were approximately $9,360 and $0, respectively, for services Withum provided to us for tax compliance, tax advice and tax planning.

All Other Fees. For the years ended December 31, 2022 and 2021, there were no fees billed for services provided by Withum other than those set forth above.

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

PART IV

ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a)	The following documents are filed as part of this report or incorporated herein by reference:

(1)	Our Financial Statements are listed on page F-1 of this Annual Report

(2)	Financial Statements Schedule

None.

(3)	Exhibits:

The following documents are included as exhibits to this Annual Report:

Exhibit No.	Description
3.1(1)	Amended and Restated Certificate of Incorporation.
3.2(2)	Certificate of Amendment to the Amended and Restated Certificate of Incorporation of Monterey Bio Acquisition Corporation, dated March 15, 2023.
3.3(3)	Bylaws.
4.1(4)	Specimen Unit Certificate.
4.2(4)	Specimen Class A Common Stock Certificate.
4.3(4)	Specimen Warrant Certificate.
4.4(1)	Warrant Agreement, dated March 16, 2021, between the Registrant and Continental Stock Transfer & Trust Company.
4.5(5)	Description of Securities of the Registrant.
10.1(3)	Promissory Note, dated January 8, 2021, issued to Golden Arrow Sponsor, LLC.
10.2(3)	Subscription Agreement, dated January 8, 2021, between the Registrant and Golden Arrow Sponsor, LLC.
10.3(1)	Letter Agreement, dated March 16, 2021, among the Registrant, Golden Arrow Sponsor, LLC and each of the executive officers and directors of the Registrant.
10.4(1)	Investment Management Trust Agreement, dated March 16, 2021, between the Registrant and Continental Stock Transfer & Trust Company.
10.5(2)	Amendment to the Investment Management Trust Agreement, dated March 15, 2023, by and between the Registrant and Continental Stock Transfer & Trust Company.
10.6(1)	Registration Rights Agreement, dated March 16, 2021, among the Registrant, Golden Arrow Sponsor, LLC and each of the executive officers and directors of the Registrant.
10.7(1)	Private Placement Warrants Purchase Agreement, dated March 16, 2021, between the Registrant and Golden Arrow Sponsor, LLC.
10.8(1)	Form of Indemnity Agreement.
10.9(5)	Amended and Restated Promissory Note, dated March 18, 2022, issued to Golden Arrow Sponsor, LLC.
10.10(5)	Promissory Note, dated February 25, 2022, issued to Golden Arrow Sponsor, LLC.
10.11(6)	Promissory Note, dated August 26, 2022, issued by Golden Arrow Merger Corp. to Golden Arrow Sponsor LLC.
10.12(7)	Promissory Note, dated March 8, 2023, issued by Golden Arrow Merger Corp. to Golden Arrow Sponsor LLC.
10.13(2)	Promissory Note, dated March 17, 2023, issued by Golden Arrow Merger Corp. to Golden Arrow Sponsor LLC.
31.1*	Certification of Chief Executive Officer and Chief Financial Officer required by Rule 13a-14(a) or Rule 15d-14(a).
32.1**	Certification of Chief Executive Officer and Chief Financial Officer required by Rule 13a-14(b) or Rule 15d-14(b) and 18 U.S.C. 1350.
101.INS*	Inline XBRL Instance Document.
101.SCH*	Inline XBRL Taxonomy Extension Schema.
101.CAL*	Inline XBRL Taxonomy Calculation Linkbase.
101.LAB*	Inline XBRL Taxonomy Label Document.
101.PRE*	Inline XBRL Definition Linkbase Document.
101.DEF*	Inline XBRL Definition Linkbase Document.
104*	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).

*	Filed herewith.

**	Furnished herewith.

(1)	Incorporated by reference to an exhibit to the Registrant’s Current Report on Form 8-K (File No. 001-40223), filed with the SEC on March 22, 2021.

(2)	Incorporated by reference to an exhibit to the Registrant’s Current Report on Form 8-K (File No. 001-40223), filed with the SEC on March 22, 2023.

(3)	Incorporated by reference to an exhibit to the Registrant’s Registration Statement on Form S-1 (File No. 333-253465), filed with the SEC on February 24, 2021.

(4)	Incorporated by reference to an exhibit to the Registrant’s Registration Statement on Form S-1, as amended (File No. 001-253465), filed with the SEC on March 5, 2021.

(5)	Incorporated by reference to an exhibit to the Registrant’s Annual Report on Form 10-K (File No. 001-40223), filed with the SEC on March 31, 2022.

(6)	Incorporated by reference to an exhibit to the Registrant’s Current Report on Form 8-K (File No. 001-40223), filed with the SEC on September 1, 2022.

(7)	Incorporated by reference to an exhibit to the Registrant’s Current Report on Form 8-K (File No. 001-40223), filed with the SEC on March 10, 2023.

ITEM 16. FORM 10-K SUMMARY

None.

GOLDEN ARROW MERGER CORP.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Stockholders and the Board of Directors of

Golden Arrow Merger Corp.

Opinion on the Financial Statements

We have audited the accompanying balance sheets of Golden Arrow Merger Corp. (the “Company”) as of December 31, 2022 and 2021, the related statements of operations, changes in stockholders’ deficit and cash flows for the years then ended, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2022 and 2021, and the results of its operations and its cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

Going Concern

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the financial statements, if the Company is unable to raise additional funds to alleviate liquidity needs and complete a business combination by December 19, 2023, then the Company will cease all operations except for the purpose of liquidating. The liquidity condition and date for mandatory liquidation and subsequent dissolution raise substantial doubt about the Company's ability to continue as a going concern. Management's plans in regard to these matters are also described in Note 1. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Basis for Opinion

These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (“PCAOB”) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits, we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.

Our audits included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audits provide a reasonable basis for our opinion.

/s/ WithumSmith+Brown, PC

We have served as the Company’s auditor since 2020.

New York, New York

March 30, 2023

PCAOB ID Number 100

GOLDEN ARROW MERGER CORP.

BALANCE SHEETS

	December 31,	December 31,
	2022	2021

ASSETS
Current Assets
Cash	$348,749	$366,612
Prepaid expenses	72,297	352,184
Total Current Assets	421,046	718,796

Investments held in Trust Account	290,646,467	287,517,003
TOTAL ASSETS	$291,067,513	$288,235,799

LIABILITIES, CLASS A COMMON STOCK SUBJECT TO POSSIBLE REDEMPTION, AND STOCKHOLDERS’ DEFICIT
Current Liabilities
Accounts payable and accrued expenses	$249,489	$322,074
Promissory note – related party	—	141,367
Convertible notes - related party	88,850	—
Income taxes payable	248,647	—
Total Current Liabilities	586,986	463,441

Deferred underwriting fee payable	10,062,500	10,062,500
Warrant liabilities	145,833	7,284,375
TOTAL LIABILITIES	10,795,319	17,810,316

Commitments and Contingencies
Class A common stock subject to possible redemption, $0.0001 par value, 200,000,000 shares authorized, 28,750,000 shares at a redemption value of $10.10 per share at December 31, 2022 and $10.00 per share at December 31, 2021	290,357,770	287,500,000

STOCKHOLDERS’ DEFICIT
Preferred stock, $0.0001 par value; 1,000,000 shares authorized; none issued and outstanding at December 31, 2022 and 2021	—	—
Class A common stock, $0.0001 par value; 200,000,000 shares authorized; no shares issued and outstanding (excluding 28,750,000 shares subject to possible redemption) at December 31, 2022 and 2021	—	—
Class B common stock, $0.0001 par value; 20,000,000 shares authorized; 7,187,500 shares issued and outstanding at December 31, 2022 and 2021	719	719
Additional paid-in capital	—	—
Accumulated deficit	(10,086,295)	(17,075,236)
TOTAL STOCKHOLDERS’ DEFICIT	(10,085,576)	(17,074,517)
TOTAL LIABILITIES, CLASS A COMMON STOCK SUBJECT TO POSSIBLE REDEMPTION, AND STOCKHOLDERS’ DEFICIT	$291,067,513	$288,235,799

The accompanying notes are an integral part of the financial statements.

GOLDEN ARROW MERGER CORP.

STATEMENTS OF OPERATIONS

	For the Years Ended December 31,
	2022	2021

Formation and operational costs	$1,343,799	$1,022,676
Loss from operations	(1,343,799)	(1,022,676)

Other income (expense):
Transaction costs allocated from initial public offering	—	(481,824)
Change in fair value of warrant liabilities	7,138,542	6,756,458
Change in fair value of convertible notes	811,150	—
Interest earned on investment held in Trust Account	4,000,465	17,003
Total other income (expense), net	$11,950,157	$6,291,637

Income before provision for income taxes	10,606,358	5,268,961
Provision for income taxes	(759,647)	—

Net income	$9,846,711	$5,268,961

Basic and diluted weighted average shares outstanding, Class A common stock	28,750,000	22,191,781

Basic and diluted net income per share, Class A common stock	$0.27	$0.18

Basic weighted average shares outstanding, Class B common stock	7,187,500	6,866,438

Basic net income per share, Class B common stock	$0.27	$0.18

Diluted weighted average shares outstanding, Class B common stock	7,187,500	7,187,500

Diluted net income per share, Class B common stock	$0.27	$0.18

The accompanying notes are an integral part of the financial statements.

GOLDEN ARROW MERGER CORP.

STATEMENTS OF CHANGES IN STOCKHOLDERS’ DEFICIT

FOR THE YEARS ENDED DECEMBER 31, 2022 AND 2021

	Class A Common Stock		Class B Common Stock		Additional Paid-in	Accumulated	Total Stockholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Deficit
Balance – January 1, 2021	—	$—	—	$—	$—	$—	$—

Issuance of Class B common stock to Sponsor	—	—	7,187,500	719	24,281	—	25,000

Accretion for Class A common stock subject to redemption amount	—	—	—	—	(2,679,281)	(22,344,197)	(25,023,478)

Cash paid in excess of fair value of private warrants	—	—	—	—	2,655,000	—	2,655,000

Net income	—	—	—	—	—	5,268,961	5,268,961

Balance – December 31, 2021	—	—	7,187,500	719	—	(17,075,236)	(17,074,517)

Accretion for Class A common stock subject to redemption amount	—	—	—	—	—	(2,857,770)	(2,857,770)

Net income	—	—	—	—	—	9,846,711	9,846,711

Balance – December 31, 2022	—	$—	7,187,500	$719	$—	$(10,086,295)	$(10,085,576)

The accompanying notes are an integral part of the financial statements.

GOLDEN ARROW MERGER CORP.

STATEMENTS OF CASH FLOWS

	For the Years Ended December 31,
	2022	2021
Cash Flows from Operating Activities:
Net income	$9,846,711	$5,268,961
Adjustments to reconcile net income to net cash used in operating activities:
Change in fair value of convertible notes	(811,150)	—
Change in fair value of warrant liabilities	(7,138,542)	(6,756,458)
Transaction costs allocated from initial public offering	—	481,824
Interest earned on investment held in Trust Account	(4,000,465)	(17,003)
Changes in operating assets and liabilities:
Prepaid expenses	279,888	(352,184)
Accounts payable and accrued expenses	(72,585)	322,074
Income taxes payable	248,647	—
Net cash used in operating activities	(1,647,496)	(1,052,786)

Cash Flows from Investing Activities:
Investment of cash into trust Account	—	(287,500,000)
Cash withdrawn from Trust Account to pay franchise and income taxes	871,000	—
Net cash provided by (used in) investing activities	871,000	(287,500,000)

Cash Flows from Financing Activities:
Proceeds from issuance of Class B common stock to Sponsor	—	25,000
Proceeds from sale of Units, net of underwriting discounts paid	—	281,750,000
Proceeds from sale of Private Placements Warrants	—	7,500,000
Proceeds from promissory note – related party	—	141,367
Repayment of promissory note – related party	(141,367)	(10,123)
Proceeds from convertible promissory notes - related party	900,000	—
Payment of offering costs	—	(486,846)
Net cash provided by financing activities	758,633	288,919,398

Net Change in Cash	(17,863)	366,612
Cash – Beginning of year	366,612	—
Cash – End of year	$348,749	$366,612

Non-Cash Investing and Financing Activities:
Offering costs paid through promissory note	$—	$10,123
Deferred underwriting fee payable	$—	$10,062,500

The accompanying notes are an integral part of the financial statements.

GOLDEN ARROW MERGER CORP.

NOTES TO FINANCIAL STATEMENTS

DECEMBER 31, 2022

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

As of December 31, 2022, the Company had not commenced any operations. All activity through December 31, 2022 relates to the Company’s formation and the initial public offering (“Initial Public Offering”), which is described below, and subsequent to the Initial Public Offering, identifying a target company for a Business Combination. The Company will not generate any operating revenues until after the completion of a Business Combination, at the earliest. The Company generates non-operating income in the form of interest income from the proceeds derived from the Initial Public Offering.

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

The Company will only proceed with a Business Combination if when the Company seeks stockholder approval, a majority of the shares voted are voted in favor of the Business Combination. If a stockholder vote is not required by applicable law or stock exchange listing requirements and the Company does not decide to hold a stockholder vote for business or other reasons, the Company will, pursuant to its Amended and Restated Certificate of Incorporation (the “Certificate of Incorporation”), conduct the redemptions pursuant to the tender offer rules of the U.S. Securities and Exchange Commission (“SEC”) and file tender offer documents with the SEC prior to completing a Business Combination. If, however, stockholder approval of the transaction is required by applicable law or stock exchange listing requirements, or the Company decides to obtain stockholder approval for business or other reasons, the Company will offer to redeem shares in conjunction with a proxy solicitation pursuant to the proxy rules and not pursuant to the tender offer rules. If the Company seeks stockholder approval in connection with a Business Combination, the Sponsor has agreed to vote its Founder Shares (as defined in Note 5) and any Public Shares purchased during or after the Initial Public Offering in favor of approving a Business Combination. Additionally, each Public Stockholder may elect to redeem their Public Shares without voting, and if they do vote, irrespective of whether they vote for or against the proposed transaction.

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

The Company will have until December 19, 2023 (“The Extended Date”) to complete a Business Combination, unless the Extension is approved by the Company’s stockholders (the “Combination Period”). If the Company has not completed a Business Combination within the Combination Period, the Company will (i) cease all operations except for the purpose of winding up, (ii) as promptly as reasonably possible but not more than ten business days thereafter, redeem the Public Shares, at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the Trust Account, including interest earned on the funds held in the Trust Account and not previously released to pay taxes (less up to $100,000 of interest to pay dissolution expenses), divided by the number of then outstanding Public Shares, which redemption will completely extinguish Public Stockholders’ rights as stockholders (including the right to receive further liquidating distributions, if any), and (iii) as promptly as reasonably possible following such redemption, subject to the approval of the Company’s remaining stockholders and the Company’s board of directors, dissolve and liquidate, subject in each case to the Company’s obligations under Delaware law to provide for claims of creditors and the requirements of other applicable law. There will be no redemption rights or liquidating distributions with respect to the Company’s warrants, which will expire worthless if the Company fails to complete a Business Combination within the Combination Period.

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

Going Concern

As of December 31, 2022, the Company had cash of $348,749 and working capital deficit of $165,940. The Company intends to use the funds held outside the Trust Account primarily to identify and evaluate target businesses, perform business due diligence on prospective target businesses, travel to and from the offices, plants or similar locations of prospective target businesses or their representatives or owners, review corporate documents and material agreements of prospective target businesses, and structure, negotiate and complete a Business Combination.

As of December 31, 2022, the Company withdrew $871,000 of interest income from the Trust Account to be used toward Delaware franchise tax and income tax obligations.

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

In connection with the Company’s assessment of going concern considerations in accordance with the Financial Accounting Standards Board (“FASB”) Accounting Standards Update (“ASU”) 2014-15, “Disclosures of Uncertainties about an Entity’s Ability to Continue as a Going Concern,” management has determined that if the Company is unable to raise additional funds to alleviate liquidity needs as well as complete a Business Combination by the Extended Date, then the Company will cease all operations except for the purpose of liquidating. The possible liquidity issues as the Company continues to incur costs and the date for mandatory liquidation and subsequent dissolution raise substantial doubt about the Company’s ability to continue as a going concern. Management plans to consummate a business combination prior to the Extended Date. No adjustments have been made to the carrying amounts of assets or liabilities should the Company be required to liquidate after December 19, 2023.

NOTE 2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The accompanying financial statements are presented in U.S. dollars and have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) and pursuant to the accounting and disclosure rules and regulations of the SEC.

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

Use of Estimates

The preparation of the financial statements in conformity with U.S. GAAP requires the Company’s management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period.

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

Cash and Cash Equivalents

The Company considers all short-term investments with an original maturity of three months or less when purchased to be cash equivalents. The Company did not have any cash equivalents as of December 31, 2022 and 2021.

Investments held in Trust Account

At December 31, 2022 and 2021, all of the assets held in the Trust Account were held in money market funds which are invested primarily in U.S. Treasury securities.

Class A Common Stock Subject to Possible Redemption

The Company accounts for its Class A common stock subject to possible redemption in accordance with the guidance in Accounting Standards Codification (“ASC”) Topic 480, “Distinguishing Liabilities from Equity.” Shares of Class A common stock subject to mandatory redemption are classified as a liability instrument and are measured at fair value. Conditionally redeemable Class A common stock (including Class A common stock that features redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within the Company’s control) is classified as temporary equity. At all other times, Class A common stock is classified as stockholders’ equity. The Company’s Class A common stock features certain redemption rights that are considered to be outside of the Company’s control and subject to occurrence of uncertain future events. Accordingly, at December 31, 2022 and 2021, the 28,750,000 shares of Class A common stock subject to possible redemption are presented as temporary equity, outside of the stockholders’ deficit section of the Company’s balance sheets.

The Company recognizes changes in redemption value immediately as they occur and adjusts the carrying value of redeemable common stock to equal the redemption value at the end of each reporting period.

At December 31, 2022 and 2021, the Class A common stock reflected in the balance sheets is reconciled in the following table:

Gross proceeds	$287,500,000
Less:
Proceeds allocated to Public Warrants	(9,195,833)
Class A common stock issuance costs	(15,827,645)
Plus:
Accretion of carrying value to redemption value	25,023,478
Class A common stock subject to possible redemption, December 31, 2021	287,500,000
Plus:
Accretion of carrying value to redemption value	2,857,770
Class A common stock subject to possible redemption, December 31, 2022	$290,357,770

Offering Costs

Offering costs consist of underwriting, legal, accounting and other expenses incurred through the Initial Public Offering that are directly related to the Initial Public Offering. Offering costs associated with the Class A common stock issued were initially charged to temporary equity and then accreted to common stock subject to redemption upon the completion of the Initial Public Offering. Offering costs amounting to $15,827,645 were charged against their carrying value upon the completion of the Initial Public Offering, and $481,824 of the offering costs was related to the warrant liabilities and charged to the statement of operations as of December 31, 2021.

Warrant Liabilities

The Company accounts for the warrants in accordance with the guidance contained in ASC 815-40-15 under which the warrants do not meet the criteria for equity treatment and must be recorded as liabilities. Accordingly, the Company classifies the warrants as liabilities at their fair value and adjusts the warrants to fair value at each reporting period. This liability is subject to re-measurement at each balance sheet date until exercised, and any change in fair value is recognized in the Company’s statements of operations. The Private Placement Warrants and the public warrants (the “Public Warrants”) for periods where no observable traded price was available are valued using a lattice model, specifically a binomial lattice model incorporating the Cox-Ross-Rubenstein methodology. For periods subsequent to the detachment of the Public Warrants from the Units, the Public Warrant quoted market price was used as the fair value as of each relevant date.

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

ASC 740 prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more likely than not to be sustained upon examination by taxing authorities. The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. There were no unrecognized tax benefits and no amounts accrued for interest and penalties as of December 31, 2022 and 2021. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position. The Company has been subject to income tax examinations by major taxing authorities since inception.

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

The provision for income taxes for the year ended December 31, 2022 was $759,647. The provision for income taxes was deemed to be immaterial for the year ended December 31, 2021.

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

The calculation of diluted income per share does not consider the effect of the warrants issued in connection with the (i) Initial Public Offering, and (ii) the private placement since the exercise of the warrants is contingent upon the occurrence of future events. The warrants are exercisable to purchase 14,583,333 Class A common stock in the aggregate. As of December 31, 2022 and 2021, the Company had dilutive securities that are Public Warrants and Private Placement Warrants that could, potentially, be exercised or converted into common stock and then share in the earnings of the Company. The warrants are not exercisable until 30 days after the completion of a Business Combination. As a result, diluted net income per common share is the same as basic net income per common share for the periods presented.

The following table reflects the calculation of basic and diluted net income per common share (in dollars, except per share amounts):

	For the Years Ended December 31,
	2022		2021
	Class A	Class B	Class A	Class B
Basic net income per common share
Numerator:
Allocation of net income	$7,877,369	$1,969,342	$4,023,674	$1,245,052
Denominator:
Basic weighted average shares outstanding	28,750,000	7,187,500	22,191,781	6,866,438

Basic net income per common share	$0.27	$0.27	$0.18	$0.18

	For the Years Ended December 31,
	2022		2021
	Class A	Class B	Class A	Class B
Diluted net income per common share
Numerator:
Allocation of net income	$7,877,369	$1,969,342	$3,979,935	$1,289,026
Denominator:
Diluted weighted average shares outstanding	28,750,000	7,187,500	22,191,781	7,187,500

Diluted net income per common share	$0.27	$0.27	$0.18	$0.18

Concentration of Credit Risk

Financial instruments that potentially subject the Company to concentrations of credit risk consist of cash accounts in a financial institution, which, at times may exceed the Federal Deposit Insurance Corporation coverage limit of $250,000. The Company has significant cash balances at financial institutions which throughout the year regularly exceed the federally insured limit of $250,000. Any loss incurred or a lack of access to such funds could have a significant adverse impact on the Company's financial condition, results of operations, and cash flows. The Company has not experienced losses on these accounts, and management believes the Company is not exposed to significant risks on such account.

Fair Value of Financial Instruments

The fair value of the Company’s assets and liabilities, which qualify as financial instruments under ASC Topic 820, “Fair Value Measurement,” approximates the carrying amounts represented in the accompanying balance sheets, primarily due to their short-term nature, other than derivative warrant liabilities and convertible note (see Note 10).

Recent Accounting Standards

In August 2020, the FASB issued ASU No. 2020-06, “Debt—Debt with Conversion and Other Options (Subtopic 470-20) and Derivatives and Hedging—Contracts in Entity’s Own Equity (Subtopic 815-40): Accounting for Convertible Instruments and Contracts in an Entity’s Own Equity” (“ASU 2020-06”), which simplifies accounting for convertible instruments by removing major separation models required under current U.S. GAAP. ASU 2020-06 removes certain settlement conditions that are required for equity contracts to qualify for the derivative scope exception, and it also simplifies the diluted earnings per share calculation in certain areas. ASU 2020-06 is effective for fiscal years beginning after December 15, 2023, including interim periods within those fiscal years, with early adoption permitted. The impact of the adoption of ASU 2020-06 is being assessed by the Company; however, no significant impact on the financial statements is anticipated.

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

NOTE 4. PRIVATE PLACEMENT

Simultaneously with the closing of the Initial Public Offering, the Sponsor purchased an aggregate of 4,500,000 Private Placement Warrants, at a price of $1.50 per warrant, or $6,750,000 in the aggregate. On May 6, 2021, simultaneously with the sale of the Additional Units, the Company consummated the sale of an additional 500,000 Private Placement Warrants, at a price of $1.50 per Private Placement Warrant, or $750,000 in the aggregate, if the over-allotment option is exercised in full or in part by the underwriters. Each Private Placement Warrant is exercisable to purchase one share of Class A common stock at an exercise price of $11.50 per share, subject to adjustment (see Note 8). A portion of the proceeds from the Private Placement Warrants was added to the proceeds from the Initial Public Offering held in the Trust Account. If the Company does not complete a Business Combination within the Combination Period, the proceeds from the sale of the Private Placement Warrants held in the Trust Account will be used to fund the redemption of the Public Shares (subject to the requirements of applicable law), and the Private Placement Warrants will expire worthless.

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

The Sponsor has agreed, subject to limited exceptions, not to transfer, assign or sell any of the Founder Shares until the earlier to occur of (A) one year after the completion of a Business Combination and (B) subsequent to a Business Combination, (x) if the last reported sale price of the Class A common stock equals or exceeds $12.00 per share (as adjusted for stock splits, stock capitalizations, reorganizations, recapitalizations and the like) for any 20 trading days within any 30-trading day period commencing at least 150 days after a Business Combination, or (y) the date on which the Company completes a liquidation, merger, capital stock exchange or other similar transaction that results in all of the Public Stockholders having the right to exchange their shares of common stock for cash, securities or other property.

Promissory Note — Related Party

On January 8, 2021, the Company issued a non-interest bearing, unsecured promissory note to the Sponsor (the “Promissory Note”), pursuant to which the Company could borrow up to an aggregate principal amount of $200,000. As of December 31, 2022 and 2021, there were amounts of $0 and $141,367 outstanding under the Promissory Note, respectively, which were originally due on March 19, 2021. On March 18, 2022, the Company amended and restated the Promissory Note to extend the due date of amounts outstanding under the promissory note to the earlier of December 31, 2022 and the date of consummation of a Business Combination.

Working Capital Loans and Convertible Notes

In addition, in order to finance transaction costs in connection with a Business Combination, the Sponsor, an affiliate of the Sponsor, or certain of the Company’s officers and directors or their affiliates may, but are not obligated to, loan the Company funds as may be required (“Working Capital Loans”). If the Company completes a Business Combination, the Company would repay the Working Capital Loans out of the proceeds of the Trust Account released to the Company. Otherwise, the Working Capital Loans would be repaid only out of funds held outside the Trust Account. In the event that a Business Combination does not close, the Company may use a portion of proceeds held outside the Trust Account to repay the Working Capital Loans, but no proceeds held in the Trust Account would be used to repay the Working Capital Loans. The Working Capital Loans would either be repaid upon consummation of a Business Combination, without interest, or, at the lender’s discretion, up to $1,500,000 of such Working Capital Loans may be convertible into warrants of the post Business Combination entity. The warrants would be identical to the Private Placement Warrants. As of December 31, 2022 and 2021, there was no amount outstanding.

On February 25, 2022, the Company issued a promissory note to the Sponsor pursuant to which it may borrow up to an aggregate principal amount of $500,000. The promissory note is non-interest bearing and payable upon the consummation of a Business Combination. At the Sponsor’s discretion, the promissory note may be converted into warrants of the post-Business Combination entity at a price of $1.50 per warrant. The warrants would be identical to the Private Placement Warrants. On August 26, 2022 the Company issued a second promissory note to the Sponsor pursuant to which it may borrow up to an aggregate principal amount of $400,000. The promissory note is non-interest bearing and payable upon the consummation of a Business Combination. At the Sponsor’s discretion, the promissory note may be converted into warrants of the post-Business Combination entity at a price of $1.50 per warrant. The warrants would be identical to the Private Placement Warrants. As of December 31, 2022 and 2021, there were amounts of $900,000 and $0 outstanding under the two promissory notes, respectively (together, the “Convertible Promissory Notes”). The Convertible Promissory Notes were valued using the fair value method. The fair value of the Convertible Promissory Notes as of December 31, 2022, was $88,850, which resulted in a change in fair value of the convertible promissory note of $811,150 for the year ended December 31, 2022 recorded in the statements of operations (see Note 10).

NOTE 6. COMMITMENTS AND CONTINGENCIES

Risks and Uncertainties

Management continues to evaluate the impact of the COVID-19 pandemic and has concluded that while it is reasonably possible that the virus could have a negative effect on the Company’s financial position, results of its operations, and/or search for a target company, the specific impact is not readily determinable as of the date of these financial statements. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

In February 2022, the Russian Federation and Belarus commenced a military action with the country of Ukraine. As a result of this action, various nations, including the United States, have instituted economic sanctions against the Russian Federation and Belarus. Further, the impact of this action and related sanctions on the world economy is not determinable as of the date of these financial statements. The specific impact on the Company’s financial condition, results of operations, and cash flows is also not determinable as of the date of these financial statements.

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

Side Letter Agreements

Pursuant to side letter agreements entered into with each of Propoenent LLC and Siddhartha Mukherjee, as compensation for the introduction of the Company to a target company, not previously known to the Company and with which the Company ultimately consummates its initial Business Combination, the Sponsor will either issue a membership interest in the Sponsor representing an economic interest in 100,000 of the Founder Shares or transfer 100,000 of the Founders Shares. As of December 31, 2022, this compensation was deemed to not have been earned.

Consulting Agreement

The Company entered into an agreement with Jones International Group for consulting services related to a search for a target business. For the year ended December 31, 2022, the Company incurred $210,000 in these consulting fees.

NOTE 7. STOCKHOLDERS’ DEFICIT

Preferred Stock — The Company is authorized to issue 1,000,000 shares of preferred stock with a par value of $0.0001 per share with such designation, rights and preferences as may be determined from time to time by the Company’s board of directors. At December 31, 2022 and 2021, there were no shares of preferred stock issued and outstanding.

Class A Common Stock — The Company is authorized to issue 200,000,000 shares of Class A common stock with a par value of $0.0001 per share. Holders of Class A common stock are entitled to one vote for each share. At December 31, 2022 and 2021, there were 28,750,000 shares of Class A common stock issued and outstanding and all of which are subject to possible redemption and presented as temporary equity.

Class B Common Stock — The Company is authorized to issue 20,000,000 shares of Class B common stock with a par value of $0.0001 per share. Holders of Class B common stock are entitled to one vote for each share. At December 31, 2022 and 2021, there were 7,187,500 shares of common stock issued and outstanding.

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

NOTE 8. WARRANTS

Warrants — As of December 31, 2022 and 2021, there were 9,583,333 Public Warrants outstanding. Public Warrants may only be exercised for a whole number of shares. No fractional warrants will be issued upon separation of the Units and only whole warrants will trade. The Public Warrants will become exercisable on the later of (a) 30 days after the completion of a Business Combination and (b) 12 months from the closing of the Initial Public Offering. The Public Warrants will expire five years after the completion of a Business Combination or earlier upon redemption or liquidation.

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

As of December 31, 2022 and 2021, there were 5,000,000 Private Placement Warrants outstanding. The Private Placement Warrants are identical to the Public Warrants underlying the Units sold in the Initial Public Offering, except that the Private Placement Warrants and the Class A common stock issuable upon the exercise of the Private Placement Warrants will not be transferable, assignable or saleable until 30 days after the completion of a Business Combination, subject to certain limited exceptions. Additionally, the Private Placement Warrants will be exercisable on a cashless basis and be non-redeemable, except as described above, so long as they are held by the initial purchasers or its permitted transferees. If the Private Placement Warrants are held by someone other than the initial purchasers or its permitted transferees, the Private Placement Warrants will be redeemable by the Company and exercisable by such holders on the same basis as the Public Warrants.

NOTE 9. INCOME TAX

The Company’s net deferred tax assets as of December 31, 2022 and 2021 are as follows:

	December 31,	December 31,
	2022	2021
Deferred tax assets
Net operating loss carryforward	$—	$38,440
Start-up/organization expenses	412,939	172,751
Total deferred tax assets	412,939	211,191
Valuation allowance	(412,939)	(211,191)
Deferred tax assets, net of allowance	$—	$—

The income tax provision for the years ended December 31, 2022 and 2021 consists of the following:

	FOR THE YEARS ENDED
	December 31,	December 31,
	2022	2021
Federal
Current	$759,647	$—
Deferred	(201,748)	(211,191)

State
Current	—	—
Deferred	—	—
Change in valuation allowance	201,748	211,191
Income tax provision	$759,647	$—

As of December 31, 2022 and 2021, the Company had $0 and $183,047 in U.S. federal and state net operating loss carryovers available to offset future taxable income, respectively.

In assessing the realization of the deferred tax assets, management considers whether it is more likely than not that some portion of all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which temporary differences representing net future deductible amounts become deductible. Management considers the scheduled reversal of deferred tax liabilities, projected future taxable income and tax planning strategies in making this assessment. After consideration of all of the information available, management believes that significant uncertainty exists with respect to future realization of the deferred tax assets and has therefore established a full valuation allowance. For the years ended December 31, 2022 and 2021, the change in the valuation allowance was $201,748 and $211,191, respectively.

A reconciliation of the federal income tax rate to the Company’s effective tax rate for the years ended December 31, 2022 and 2021 is as follows:

	FOR THE YEARS ENDED
	December 31,	December 31,
	2022	2021

Statutory federal income tax rate	21.0%	21.0%
State taxes, net of federal tax benefit	0.0%	0.0%
Change in fair value of warrants	(14.1)%	(26.9)%
Transaction costs associated with the Initial Public Offering	0.0%	1.9%
Change in fair value of convertible promissory note – related party	(1.7)%	0.0%
Change in valuation allowance	1.9%	4.0%
Income tax provision	7.1%	0.0%

The Company files income tax returns in the U.S. federal jurisdiction and in various state and local jurisdictions and is subject to examination by the various taxing authorities.

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

Level 1:	Quoted prices in active markets for identical assets or liabilities. An active market for an asset or liability is a market in which transactions for the asset or liability occur with sufficient frequency and volume to provide pricing information on an ongoing basis.

Level 2:	Observable inputs other than Level 1 inputs. Examples of Level 2 inputs include quoted prices in active markets for similar assets or liabilities and quoted prices for identical assets or liabilities in markets that are not active.

Level 3:	Unobservable inputs based on assessment of the assumptions that market participants would use in pricing the asset or liability.

At December 31, 2022, assets held in the Trust Account were comprised of $290,646,467 in money market funds which are primarily invested in U.S. Treasury securities. During the year ended December 31, 2022, the Company withdrew $871,000 in interest income from the Trust Account.

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

The following table presents information about the Company’s assets and liabilities that are measured at fair value on a recurring basis at December 31, 2022 and 2021 indicates the fair value hierarchy of the valuation inputs the Company utilized to determine such fair value:

Description	Level	December 31, 2022	December 31, 2021
Assets:
Investments held in Trust Account	1	$290,646,467	$287,517,003

Liabilities:
Warrant Liabilities – Public Warrants	1	$—	$4,786,875
Warrant Liabilities – Public Warrants	2	$95,833	$—
Warrant Liabilities – Private Placement Warrants	3	$50,000	$2,497,500
Convertible promissory notes – related party	3	$88,850	$—

Warrant Liabilities

The Warrants were accounted for as liabilities in accordance with ASC 815-40 and are presented within warrant liabilities on the Company’s accompanying balance sheets. The warrant liabilities are measured at fair value at inception and on a recurring basis, with changes in fair value presented within change in fair value of warrant liabilities in the statements of operations. For the Public Warrants, the Company initially utilized a binomial lattice model consistent with the Private Warrants discussed below. The subsequent measurements of the Public Warrants after the detachment of the Public Warrants from the Units are classified as Level 1 due to the use of an observable market quote in an active market. As of December 31, 2022, the Public Warrants were transferred from Level 1 to Level 2 due to the lack of trading activity on the last trading day of the quarter.

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

The key inputs for the binomial lattice model as of December 31, 2022 and 2021 were as follows:

Input	As of December 31, 2022	As of December 31, 2021
Stock price	$10.02	$9.68
Strike price	$11.50	$11.50
Effective expiration date	September 17, 2023	August 3, 2026
Volatility	7.0%	11.3%
Risk-free rate	4.69%	1.20%
Dividend yield	0.0%	0.0%

The following table presents the changes in the fair value of warrant liabilities classified as Level 3 in the fair value hierarchy for the year ended December 31, 2022:

Private Placement
Fair value as of January 1, 2022	$2,497,500
Change in valuation inputs or other assumptions	(2,447,500)
Fair value as of December 31, 2022	$50,000

The following table presents the changes in the fair value of warrant liabilities classified as Level 3 in the fair value hierarchy for the year ended December 31, 2021:

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

Transfers to/from Levels 1, 2 and 3 are recognized at the end of the reporting period in which a change in valuation technique or methodology occurs. There were no transfers in or out of Level 3 from other levels in the fair value hierarchy that occurred during the year ended December 31, 2022. The Public Warrants were transferred from Level 1 to Level 2 on December 31, 2022 due to the lack of trading activity on December 31, 2022. The estimated fair value of the Public Warrants transferred from a Level 3 measurement to a Level 1 fair value measurement during the year ended December 31, 2021 was $7,954,167 the Public Warrants were able to be separately traded.

Convertible Promissory Notes – Related Party

The fair value of the option to convert the convertible promissory notes into Private Warrants was valued by utilizing a discounted cash flow method to value the debt component and a Black-Scholes model to value the debt conversion option to derive the fair value of the convertible notes.

The estimated fair value of the convertible promissory notes was based on the following significant inputs:

Input	February 25, 2022 (Initial Measurement)	August 26, 2022 (Initial Measurement)	September 8, 2022 (Initial Measurement)	As of December 31, 2022
Stock price	$9.70	$9.80	$9.81	$10.02
Strike price	$11.50	$11.50	$11.50	$11.50
Expiration date of warrants	September 19, 2027	June 17, 2024	June 17, 2024	September 17, 2023
Volatility	8.4%	7.2	6.6%	7.0%
Risk-free rate	1.88%	3.34%	3.48%	4.69%
Dividend yield	0.0%	0.0%	0.0%	0.0%

The following table presents the changes in the fair value of the Level 3 convertible promissory notes:

Fair value as of January 1, 2022	$—
Proceeds received through Convertible Promissory Note	900,000
Change in fair value	(811,150)
Fair value as of December 31, 2022	$88,850

There were no transfers in or out of Level 3 from other levels in the fair value hierarchy during the year ended December 31, 2022 for the convertible promissory notes.

NOTE 11. SUBSEQUENT EVENTS

The Company evaluated subsequent events and transactions that occurred after the balance sheet date up to the date that the financial statements were issued. Based upon this review, other than disclosed below, the Company did not identify any subsequent events that would have required adjustment or disclosure in the financial statements.

On February 3, 2023, the Company filed a Preliminary Proxy Statement on Schedule 14A relating to a special meeting in lieu of annual meeting of stockholders to approve an amendment to the Company’s amended and restated certificate of incorporation which would, if implemented, allow the Company to extend the date by which it has to consummate a Business Combination (the “Extension”) for an additional 12 months, from March 19, 2023 to March 19, 2024, or such earlier date as determined by the board of directors (such later date, the “Extended Date”). The Company will also seek stockholder approval to amend the Trust Agreement to change the date on which the trustee must commence liquidation of the Trust Account to the Extended Date.

On March 15, 2023, the Company’s stockholders approved an amendment to its amended and restated certificate of incorporation (as amended, the “charter”) (the “Charter Amendment”). The Charter Amendment extended the date by which the Company has to consummate a business combination for an additional nine months, from March 19, 2023 (the “Termination Date”) to up to December 19, 2023 by electing to extend the date to consummate an initial business combination on a monthly basis for up to nine times by an additional one month each time after the Termination Date, until December 19, 2023 or a total of up to nine months after the Termination Date, or such earlier date as determined by the Company’s board of directors, unless the closing of the initial business combination shall have occurred, which is referred to as the “Extension,” and such later date, the “Extended Date”, provided that the Sponsor (or its affiliates or permitted designees) will deposit into the trust account an amount determined by multiplying $0.03 by the number of public shares then outstanding, up to a maximum of $105,000 for each such one-month extension unless the closing of the Company’s initial business combination shall have occurred, in exchange for a non-interest bearing, unsecured promissory note payable upon consummation of a business combination.

In connection with the votes to approve the Extension, the holders of 26,649,519 shares of Class A common stock properly exercised their right to redeem their shares for cash at a redemption price of approximately $10.16 per share, for an aggregate redemption amount of approximately $270,869,315, leaving approximately $21,349,573 in the trust account.

On March 16, 2023, the Sponsor voluntarily converted the 7,047,500 shares of Class B common stock it held into 7,047,500 shares of Class A common stock in accordance with the Company’s charter (the “Conversion”). Following the implementation of the Extension and the Conversion, the Company had 9,147,981 shares of Class A common stock outstanding and 140,000 shares of Class B common stock outstanding. As of the date of this Annual Report, the founder shares held by the initial stockholders represent approximately 77.4% of the outstanding shares of common stock.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Golden Arrow Merger Corp.

Dated: March 30, 2023	By:	/s/ Timothy Babich
Timothy Babich
Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities indicated on March 30, 2023.

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