Form 10-Q
period 2023-03-31
Golden Arrow Merger Corp.
filed 2023-05-15
CIK 1841125

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(MARK ONE)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarter ended March 31, 2023

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

As of May 15, 2023, there were 9,147,981 shares of Class A common stock, $0.0001 par value and 140,000 shares of Class B common stock, $0.0001 par value, issued and outstanding.

GOLDEN ARROW MERGER CORP.

FORM 10-Q FOR THE QUARTER ENDED MARCH 31, 2023

i

PART I - FINANCIAL INFORMATION

Item 1. Interim Financial Statements.

GOLDEN ARROW MERGER CORP.

CONDENSED BALANCE SHEETS

	March 31,	December 31,
	2023	2022
	(Unaudited)
ASSETS
Current Assets
Cash	$992,464	$348,749
Prepaid expenses	257,031	72,297
Total Current Assets	1,249,495	421,046

Investments Held in Trust Account	21,467,825	290,646,467
Total Assets	$22,717,320	$291,067,513

LIABILITIES, CLASS A COMMON STOCK SUBJECT TO POSSIBLE REDEMPTION, AND STOCKHOLDERS’ DEFICIT
Current Liabilities
Accounts payable and accrued expenses	$400,520	$249,489
Promissory note – related party	63,015	—
Convertible notes - related party	109,220	88,850
Income taxes payable	778,896	248,647
Total Current Liabilities	1,351,651	586,986

Deferred underwriting fee payable	10,062,500	10,062,500
Warrant liabilities	729,166	145,833
Total Liabilities	12,143,317	10,795,319

Commitments and Contingencies
Class A common stock subject to possible redemption, $0.0001 par value, 200,000,000 shares authorized, 2,100,481 and 28,750,000 shares at a redemption value of $10.27 per share at March 31, 2023 and $10.10 per share at December 31, 2022, respectively	21,582,417	290,357,770

Stockholders’ Deficit
Preferred stock, $0.0001 par value; 1,000,000 shares authorized; none issued or outstanding at March 31, 2023 and December 31, 2022	—	—
Class A common stock, $0.0001 par value; 200,000,000 shares authorized; 7,047,500 and no shares issued or outstanding (excluding 2,100,481 and 28,750,000 shares subject to possible redemption) at March 31, 2023 and December 31, 2022, respectively	705	—
Class B common stock, $0.0001 par value; 20,000,000 shares authorized; 140,000 shares and 7,187,500 shares issued and outstanding at March 31, 2023 and December 31, 2022, respectively	14	719
Additional paid-in capital	—	—
Accumulated Deficit	(11,009,133)	(10,086,295)
Total Stockholders’ Deficit	(11,008,414)	(10,085,576)
TOTAL LIABILITIES, CLASS A COMMON STOCK SUBJECT TO POSSIBLE REDEMPTION AND STOCKHOLDERS’ DEFICIT	$22,717,320	$291,067,513

The accompanying notes are an integral part of the unaudited condensed financial statements.

GOLDEN ARROW MERGER CORP.

CONDENSED STATEMENTS OF OPERATIONS

(UNAUDITED)

	For the Three Months Ended March 31,
	2023	2022

Formation and operational costs	$569,546	$264,704
Loss from operations	(569,546)	(264,704)

Other income (expense):
Change in fair value of warrant liabilities	(583,333)	3,792,273
Change in fair value of convertible notes	179,630	132,300
Interest income - bank	411	—
Interest earned on investments held in Trust Account	2,574,583	7,090
Total other income (expense), net	2,171,291	3,931,663

Income before provision for income taxes	1,601,745	3,666,959
Provision for income taxes	(530,249)	—

Net income	$1,071,496	$3,666,959

Basic and Diluted weighted average shares outstanding, Class A common stock	25,303,491	28,750,000

Basic and Diluted net income per share, Class A common stock	$0.03	$0.10

Diluted weighted average shares outstanding, Class B common stock	5,948,379	7,187,500

Basic and Diluted net income per share, Class B common stock	$0.03	$0.10

The accompanying notes are an integral part of the unaudited condensed financial statements.

GOLDEN ARROW MERGER CORP.

CONDENSED STATEMENTS OF CHANGES IN STOCKHOLDERS’ DEFICIT

(UNAUDITED)

FOR THE THREE MONTHS ENDED MARCH 31, 2023

	Class A Common Stock		Class B Common Stock		Additional Paid-in	Accumulated	Total Stockholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Deficit
Balance — January 1, 2023	—	$—	7,187,500	$719	$—	$(10,086,295)	$(10,085,576)

Accretion for Class A common stock subject to redemption amount	—	—	—	—	—	(1,994,334)	(1,994,334)

Class B common stock converted to class A common stock	7,047,500	705	(7,047,500)	(705)	—	—	—

Net income	—	—	—	—	—	1,071,496	1,071,496

Balance – March 31, 2023 (unaudited)	7,047,500	$705	140,000	$14	$—	$(11,009,133)	$(11,008,414)

FOR THE THREE MONTHS ENDED MARCH 31, 2022

	Class A Common Stock		Class B Common Stock		Additional Paid-in	Accumulated	Total Stockholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Deficit
Balance — January 1, 2022	—	$—	7,187,500	$719	$—	$(17,075,236)	$(17,074,517)

Net income	—	—	—	—	—	3,666,959	3,666,959

Balance – March 31, 2022 (unaudited)	—	$—	7,187,500	$719	$—	$(13,408,277)	$(13,407,558)

The accompanying notes are an integral part of the unaudited condensed financial statements.

GOLDEN ARROW MERGER CORP.

CONDENSED STATEMENTS OF CASH FLOWS

(UNAUDITED)

	For the Three Months Ended March 31,
	2023	2022
Cash Flows from Operating Activities:
Net income	$1,071,496	$3,666,959
Adjustments to reconcile net income to net cash used in operating activities:
Change in fair value of convertible notes	(179,630)	(132,300)
Change in fair value of warrant liabilities	583,333	(3,792,273)
Interest earned on investments held in Trust Account	(2,574,583)	(7,090)
Changes in operating assets and liabilities:
Prepaid expenses	(184,734)	14,237
Accounts payable and accrued expenses	151,031	(80,290)
Income taxes payable	530,249	—
Net cash used in operating activities	(602,838)	(330,757)

Cash Flows from Investing Activities:
Cash withdrawn from Trust Account to pay franchise and income taxes	983,538	—
Cash withdrawn from Trust Account in connection with redemption	270,769,687	—
Net cash provided by investing activities	271,753,225	—

Cash Flows from Financing Activities:
Proceeds from promissory note - related party	63,015	—
Proceeds from convertible promissory note - related party	200,000	500,000
Redemption of common stock	(270,769,687)	—
Net cash (used in) provided by financing activities	(270,506,672)	500,000

Net Change in Cash	643,715	169,243
Cash – Beginning of period	348,749	366,612
Cash – End of period	$992,464	$535,855

The accompanying notes are an integral part of the unaudited condensed financial statements.

GOLDEN ARROW MERGER CORP.

NOTES TO CONDENSED FINANCIAL STATEMENTS

MARCH 31, 2023

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

As of March 31, 2023, the Company had not commenced any operations. All activity through March 31, 2023 relates to the Company’s formation and the initial public offering (“Initial Public Offering”), which is described below, and subsequent to the Initial Public Offering, identifying a target company for a Business Combination. The Company will not generate any operating revenues until after the completion of a Business Combination, at the earliest. The Company generates non-operating income in the form of interest income from the proceeds derived from the Initial Public Offering.

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

GOLDEN ARROW MERGER CORP.

NOTES TO CONDENSED FINANCIAL STATEMENTS

MARCH 31, 2023

(Unaudited)

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

The Company will have until December 19, 2023 (the “Extended Date”) to complete a Business Combination, unless the Extension is approved by the Company’s stockholders (the “Combination Period”). If the Company has not completed a Business Combination within the Combination Period, the Company will (i) cease all operations except for the purpose of winding up, (ii) as promptly as reasonably possible but not more than ten business days thereafter, redeem the Public Shares, at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the Trust Account, including interest earned on the funds held in the Trust Account and not previously released to pay taxes (less up to $100,000 of interest to pay dissolution expenses), divided by the number of then outstanding Public Shares, which redemption will completely extinguish Public Stockholders’ rights as stockholders (including the right to receive further liquidating distributions, if any), and (iii) as promptly as reasonably possible following such redemption, subject to the approval of the Company’s remaining stockholders and the Company’s board of directors, dissolve and liquidate, subject in each case to the Company’s obligations under Delaware law to provide for claims of creditors and the requirements of other applicable law. There will be no redemption rights or liquidating distributions with respect to the Company’s warrants, which will expire worthless if the Company fails to complete a Business Combination within the Combination Period.

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

GOLDEN ARROW MERGER CORP.

NOTES TO CONDENSED FINANCIAL STATEMENTS

MARCH 31, 2023

(Unaudited)

Going Concern

As of March 31, 2023, the Company had cash of $992,464 and working capital deficit of $102,156. The Company intends to use the funds held outside the Trust Account primarily to identify and evaluate target businesses, perform business due diligence on prospective target businesses, travel to and from the offices, plants or similar locations of prospective target businesses or their representatives or owners, review corporate documents and material agreements of prospective target businesses, and structure, negotiate and complete a Business Combination.

As of March 31, 2023, the Company withdrew an aggregate of $272 million from the Trust Account to be used for redemption payments in connection with the Extension, Delaware franchise tax, and income tax obligations.

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

Extension

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

In connection with the votes to approve the Extension, the holders of 26,649,519 shares of Class A common stock properly exercised their right to redeem their shares for cash at a redemption price of approximately $10.16 per share, for an aggregate redemption amount of $270,769,687, leaving $21,467,825 in the Trust Account.

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

GOLDEN ARROW MERGER CORP.

NOTES TO CONDENSED FINANCIAL STATEMENTS

MARCH 31, 2023

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

The accompanying unaudited condensed financial statements should be read in conjunction with the Company’s Annual Report on Form 10-K as filed with the SEC on March 31, 2023. The interim results for the three months ended March 31, 2023 are not necessarily indicative of the results to be expected for the year ending December 31, 2023 or for any future periods.

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

Cash and Cash Equivalents

The Company considers all short-term investments with an original maturity of three months or less when purchased to be cash equivalents. The Company did not have any cash equivalents as of March 31, 2023 and December 31, 2022.

Investments Held in Trust Account

At March 31, 2023 and December 31, 2022, all of the assets held in the Trust Account were held in money market funds which are invested primarily in U.S. Treasury securities.

GOLDEN ARROW MERGER CORP.

NOTES TO CONDENSED FINANCIAL STATEMENTS

MARCH 31, 2023

(Unaudited)

Class A Common Stock Subject to Possible Redemption

The Company accounts for its Class A common stock subject to possible redemption in accordance with the guidance in Accounting Standards Codification (“ASC”) Topic 480, “Distinguishing Liabilities from Equity.” Shares of Class A common stock subject to mandatory redemption are classified as a liability instrument and are measured at fair value. Conditionally redeemable Class A common stock (including Class A common stock that features redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within the Company’s control) is classified as temporary equity. At all other times, Class A common stock is classified as stockholders’ equity. The Company’s Class A common stock features certain redemption rights that are considered to be outside of the Company’s control and subject to occurrence of uncertain future events. Accordingly, at March 31, 2023 and December 31, 2022, the 2,100,481 and 28,750,000 shares of Class A common stock subject to possible redemption are presented as temporary equity, outside of the stockholders’ deficit section of the Company’s condensed balance sheets, respectively.

The Company recognizes changes in redemption value immediately as they occur and adjusts the carrying value of redeemable common stock to equal the redemption value at the end of each reporting period.

At March 31, 2023 and December 31, 2022, the Class A common stock reflected in the condensed balance sheets is reconciled in the following table:

Gross proceeds	$287,500,000
Less:
Proceeds allocated to Public Warrants	(9,195,833)
Class A common stock issuance costs	(15,827,645)
Plus:
Accretion of carrying value to redemption value	27,881,248
Class A common stock subject to possible redemption, December 31, 2022	290,357,770
Less:
Redemption	(270,769,687)
Plus:
Accretion of carrying value to redemption value	1,994,334
Class A common stock subject to possible redemption, March 31, 2023	$21,582,417

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

GOLDEN ARROW MERGER CORP.

NOTES TO CONDENSED FINANCIAL STATEMENTS

MARCH 31, 2023

(Unaudited)

Warrant Liabilities

The Company accounts for the warrants in accordance with the guidance contained in ASC 815-40-15 under which the warrants do not meet the criteria for equity treatment and must be recorded as liabilities. Accordingly, the Company classifies the warrants as liabilities at their fair value and adjust the warrants to fair value at each reporting period. This liability is subject to re-measurement at each balance sheet date until exercised, and any change in fair value is recognized in the condensed statements of operations. The Private Placement Warrants and the public warrants (the “Public Warrants”) for periods where no observable traded price was available are valued using a lattice model, specifically a binomial lattice model incorporating the Cox-Ross-Rubenstein methodology. For periods subsequent to the detachment of the Public Warrants from the Units, the Public Warrant quoted market price was used as the fair value as of each relevant date.

Income Taxes

The Company accounts for income taxes under ASC 740, “Income Taxes.” ASC 740 requires the recognition of deferred tax assets and liabilities for both the expected impact of differences between the unaudited condensed financial statements and tax basis of assets and liabilities and for the expected future tax benefit to be derived from tax loss and tax credit carry forwards. ASC 740 additionally requires a valuation allowance to be established when it is more likely than not that all or a portion of deferred tax assets will not be realized. As of March 31, 2023 and December 31, 2022, the Company’s deferred tax asset had a full valuation allowance recorded against it. The Company’s effective tax rate was 33.1% and 0% for the three months ended March 31, 2023 and 2022, respectively. The effective tax rate differs from the statutory tax rate of 21% for the three months ended March 31, 2023 and 2022, due to changes in fair value in warrant liability, changes in fair value in the convertible promissory note, and the valuation allowance on the deferred tax assets.

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

The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. There were no unrecognized tax benefits and no amounts accrued for interest and penalties as of March 31, 2023 and December 31, 2022. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position.

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

The calculation of diluted income per share does not consider the effect of the warrants issued in connection with the (i) Initial Public Offering, and (ii) the private placement since the exercise of the warrants is contingent upon the occurrence of future events. The warrants are exercisable to purchase 14,583,333 Class A common stock in the aggregate. As of March 31, 2023 and 2022, the Company had dilutive securities that are Public Warrants and Private Placement Warrants that could, potentially, be exercised or converted into common stock and then share in the earnings of the Company. The warrants are not exercisable until 30 days after the completion of a Business Combination. As a result, diluted net income per common share is the same as basic net income per common share for the periods presented.

GOLDEN ARROW MERGER CORP.

NOTES TO CONDENSED FINANCIAL STATEMENTS

MARCH 31, 2023

(Unaudited)

The following table reflects the calculation of basic and diluted net income per common share (in dollars, except per share amounts):

	For the Three Months Ended March 31,
	2023		2022
	Class A	Class B	Class A	Class B
Basic and diluted net income per common share
Numerator:
Allocation of net income,	$867,551	$203,945	$2,933,567	$733,392
Denominator:
Basic and diluted weighted average shares outstanding	25,303,491	5,948,379	28,750,000	7,187,500

Basic and diluted net income per common share	$0.03	$0.03	$0.10	$0.10

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

Recent Accounting Standards

In August 2020, the FASB issued ASU No. 2020-06, “Debt—Debt with Conversion and Other Options (Subtopic 470-20) and Derivatives and Hedging—Contracts in Entity’s Own Equity (Subtopic 815-40): Accounting for Convertible Instruments and Contracts in an Entity’s Own Equity” (“ASU 2020-06”), which simplifies accounting for convertible instruments by removing major separation models required under current GAAP. ASU 2020-06 removes certain settlement conditions that are required for equity contracts to qualify for the derivative scope exception, and it also simplifies the diluted earnings per share calculation in certain areas. ASU 2020-06 is effective for fiscal years beginning after December 15, 2023, including interim periods within those fiscal years, with early adoption permitted. The impact of the adoption of ASU 2020-06 is being assessed by the Company, however no significant impact on the unaudited condensed financial statements is anticipated.

In June 2016, the FASB issued Accounting Standards Update (“ASU”) 2016-13 – Financial Instruments – Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments (“ASU 2016-13”). This update requires financial assets measured at amortized cost basis to be presented at the net amount expected to be collected. The measurement of expected credit losses is based on relevant information about past events, including historical experience, current conditions, and reasonable and supportable forecasts that affect the collectibility of the reported amount. Since June 2016, the FASB issued clarifying updates to the new standard including changing the effective date for smaller reporting companies. The guidance is effective for fiscal years beginning after December 15, 2022, and interim periods within those fiscal years, with early adoption permitted. The Company adopted ASU 2016-13 on January 1, 2023. The adoption of ASU 2016-13 did not have a material impact on its unaudited condensed financial statements.

Management does not believe that any recently issued, but not yet effective, accounting standards, if currently adopted, would have a material effect on the Company’s unaudited condensed financial statements.

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

GOLDEN ARROW MERGER CORP.

NOTES TO CONDENSED FINANCIAL STATEMENTS

MARCH 31, 2023

(Unaudited)

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

Promissory Note — Related Party

On January 8, 2021, the Company issued a non-interest bearing, unsecured promissory note to the Sponsor (the “Promissory Note”), pursuant to which the Company could borrow up to an aggregate principal amount of $200,000. As of March 31, 2023 and December 31, 2022, there were $63,015 and $0, respectively, outstanding under the Promissory Note, respectively, which were originally due on March 19, 2021. On March 18, 2022, the Company amended and restated the Promissory Note to extend the due date of amounts outstanding under the promissory note to the earlier of December 31, 2022 and the date of consummation of a Business Combination.

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

On February 25, 2022, the Company issued a promissory note to the Sponsor pursuant to which it may borrow up to an aggregate principal amount of $500,000. The promissory note is non-interest bearing and payable upon the consummation of a Business Combination. At the Sponsor’s discretion, the promissory note may be converted into warrants of the post-Business Combination entity at a price of $1.50 per warrant. The warrants would be identical to the Private Placement Warrants. On August 26, 2022 the Company issued a second promissory note to the Sponsor pursuant to which it may borrow up to an aggregate principal amount of $400,000. The promissory note is non-interest bearing and payable upon the consummation of a Business Combination. At the Sponsor’s discretion, the promissory note may be converted into warrants of the post-Business Combination entity at a price of $1.50 per warrant. The warrants would be identical to the Private Placement Warrants. On March 8, 2023 the Company issued a third promissory note to which it may borrow up to an aggregate principal amount of $750,000. The promissory note is non-interest bearing and payable upon the consummation of a Business Combination. At the Sponsor’s discretion, the promissory note may be converted into warrants of the post-Business Combination entity at a price of $1.50 per warrant, provided that the aggregate of such warrants, together with any warrants issued upon conversions pursuant to the promissory notes dated February 25, 2022 and August 26, 2022, do not exceed 1,000,000 warrants. The warrants would be identical to the Private Placement Warrants.

As of March 31, 2023 and December 31, 2022, there was an aggregate of $900,000 and $700,000 outstanding under the three promissory notes (together, the “Convertible Promissory Notes”), respectively. The Convertible Promissory Notes were valued using the fair value method.

The fair value of the Convertible Promissory Notes as of March 31, 2023, was $109,220, which resulted in a change in fair value of the convertible promissory note of $179,630 for the three months ended March 31, 2023 recorded in the unaudited condensed statements of operations (see Note 9).

GOLDEN ARROW MERGER CORP.

NOTES TO CONDENSED FINANCIAL STATEMENTS

MARCH 31, 2023

(Unaudited)

NOTE 6. COMMITMENTS AND CONTINGENCIES

Risks and Uncertainties

Management continues to evaluate the impact of the COVID-19 pandemic and has concluded that while it is reasonably possible that the virus could have a negative effect on the Company’s financial position, results of its operations, and/or search for a target company, the specific impact is not readily determinable as of the date of these unaudited condensed financial statements. The unaudited condensed financial statements do not include any adjustments that might result from the outcome of this uncertainty.

In February 2022, the Russian Federation and Belarus commenced a military action with the country of Ukraine. As a result of this action, various nations, including the United States, have instituted economic sanctions against the Russian Federation and Belarus. Further, the impact of this action and related sanctions on the world economy are not determinable as of the date of these unaudited condensed financial statements. The specific impact on the Company’s financial condition, results of operations, and cashflows is also not determinable as of the date of these unaudited condensed financial statements.

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

Side Letter Agreements

Pursuant to side letter agreements entered into with each of Propoenent LLC and Siddhartha Mukherjee, as compensation for the introduction of the Company to a target company, not previously known to the Company and with which the Company ultimately consummates its initial Business Combination, the Sponsor will either issue a membership interest in the Sponsor representing an economic interest in 100,000 of the Founder Shares or transfer 100,000 of the Founders Shares. As of March 31, 2023 and December 31, 2022, this compensation was deemed to not have been earned.

GOLDEN ARROW MERGER CORP.

NOTES TO CONDENSED FINANCIAL STATEMENTS

MARCH 31, 2023

(Unaudited)

Consulting Agreement

On June 20, 2022, the Company entered into an agreement with Jones International Group for consulting services related to a search for a target business. For the three months ended March 31, 2023, the Company incurred $20,500 in these consulting fees. On February 20, 2023, the Company terminated this agreement.

NOTE 7. STOCKHOLDERS’ DEFICIT

Preferred Stock — The Company is authorized to issue 1,000,000 shares of preferred stock with a par value of $0.0001 per share with such designation, rights and preferences as may be determined from time to time by the Company’s board of directors. At March 31, 2023 and December 31, 2022, there were no shares of preferred stock issued or outstanding.

Class A Common Stock — The Company is authorized to issue 200,000,000 shares of Class A common stock with a par value of $0.0001 per share. Holders of Class A common stock are entitled to one vote for each share. At March 31, 2023 and December 31, 2022, there were 2,100,481 shares and 28,750,000 shares of Class A common stock issued and outstanding and all of which are subject to possible redemption and presented as temporary equity, respectively.

Class B Common Stock — The Company is authorized to issue 20,000,000 shares of Class B common stock with a par value of $0.0001 per share. Holders of Class B common stock are entitled to one vote for each share. At March 31, 2023 and December 31, 2022, there were 140,000 shares and 7,187,500 shares of common stock issued and outstanding, respectively.

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

NOTE 8. WARRANTS

Warrants — As of March 31, 2023 and December 31, 2022, there were 9,583,333 Public Warrants outstanding. Public Warrants may only be exercised for a whole number of shares. No fractional warrants will be issued upon separation of the Units and only whole warrants will trade. The Public Warrants will become exercisable on the later of (a) 30 days after the completion of a Business Combination and (b) 12 months from the closing of the Initial Public Offering. The Public Warrants will expire five years after the completion of a Business Combination or earlier upon redemption or liquidation.

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

MARCH 31, 2023

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

MARCH 31, 2023

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

As of March 31, 2023 and December 31, 2022, there were 5,000,000 Private Placement Warrants outstanding. The Private Placement Warrants are identical to the Public Warrants underlying the Units sold in the Initial Public Offering, except that the Private Placement Warrants and the Class A common stock issuable upon the exercise of the Private Placement Warrants will not be transferable, assignable or saleable until 30 days after the completion of a Business Combination, subject to certain limited exceptions. Additionally, the Private Placement Warrants will be exercisable on a cashless basis and be non-redeemable, except as described above, so long as they are held by the initial purchasers or its permitted transferees. If the Private Placement Warrants are held by someone other than the initial purchasers or its permitted transferees, the Private Placement Warrants will be redeemable by the Company and exercisable by such holders on the same basis as the Public Warrants.

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

At March 31, 2023, assets held in the Trust Account were comprised of $21,467,825 in money market funds which are primarily invested in U.S. Treasury securities. During the three months ended March 31, 2023, the Company withdrew an aggregate of $271,753,225 from the Trust Account be used for redemption payments in connection with the Extension, Delaware franchise tax, and income tax obligations.

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

The following table presents information about the Company’s assets and liabilities that are measured at fair value on a recurring basis at March 31, 2023 and December 31, 2022 indicates the fair value hierarchy of the valuation inputs the Company utilized to determine such fair value:

Description	Level	March 31, 2023	December 31, 2022
Assets:
Investments held in Trust Account	1	$21,467,825	$290,646,467
Liabilities:
Warrant Liabilities – Public Warrants	1	$479,166	$95,833
Warrant Liabilities – Private Placement Warrants	2	$250,000	$50,000
Convertible promissory notes – related party	3	$109,220	$88,850

GOLDEN ARROW MERGER CORP.

NOTES TO CONDENSED FINANCIAL STATEMENTS

MARCH 31, 2023

(Unaudited)

Warrant Liabilities

The Warrants were accounted for as liabilities in accordance with ASC 815-40 and are presented within warrant liabilities on the Company’s accompanying condensed balance sheets. The warrant liabilities are measured at fair value at inception and on a recurring basis, with changes in fair value presented within change in fair value of warrant liabilities in the condensed statements of operations. For the Public Warrants, the Company initially utilized a binomial lattice model consistent with the Private Warrants discussed below. The subsequent measurements of the Public Warrants after the detachment of the Public Warrants from the Units are classified as Level 1 due to the use of an observable market quote in an active market. As of March 31, 2023 and December 31, 2022, the Public Warrants were transferred from Level 1 to Level 2 due to the lack of trading activity on the last trading day of the quarter.

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

The key inputs for the binomial lattice model as of March 31, 2023 and December 31, 2022 were as follows:

Input	As of March 31, 2023	As of December 31, 2022
Stock price	$10.11	$10.02
Strike price	$11.50	$11.50
Effective Expiration Date	October 7, 2023	September 17, 2023
Volatility	11.9%	7.0%
Risk-free rate	4.87%	4.69%
Dividend yield	0.0%	0.0%

The following tables present the changes in the fair value of warrant liabilities classified as Level 3 in the fair value hierarchy as of March 31, 2023 and 2022:

Private Placement
Fair value as of January 1, 2023	$50,000
Change in valuation inputs or other assumptions	200,000
Fair value as of March 31, 2023	$250,000

Private Placement
Fair value as of January 1, 2022	$2,497,500
Change in valuation inputs or other assumptions	(1,300,208)
Fair value as of March 31, 2022	$1,197,292

GOLDEN ARROW MERGER CORP.

NOTES TO CONDENSED FINANCIAL STATEMENTS

MARCH 31, 2023

(Unaudited)

Transfers to/from Levels 1, 2 and 3 are recognized at the end of the reporting period in which a change in valuation technique or methodology occurs. There were no transfers in or out of Level 3 from other levels in the fair value hierarchy that occurred during the three months ended March 31, 2023 and 2022. The Public Warrants were transferred from Level 1 to Level 2 on December 31, 2022 due to the lack of trading activity.

Convertible Promissory Notes – Related Party

The fair value of the option to convert the convertible promissory notes into Private Warrants was valued by utilizing a discounted cash flow method to value the debt component and a Black-Scholes model to value the debt conversion option to derive the fair value of the convertible notes.

The estimated fair value of the convertible promissory notes was based on the following significant inputs:

Input	As of March 31, 2023	As of December 31, 2022
Stock price	$10.11	$10.02
Strike price	$11.50	$11.50
Expiration date of warrants	October 7, 2023	September 17, 2023
Volatility	11.9%	7.0%
Risk-free rate	4.87%	4.69%
Dividend yield	0.0%	0.0%

The following tables present the changes in the fair value of the Level 3 convertible promissory notes:

Fair value as of January 1, 2023	$88,850
Proceeds received through Convertible Promissory Note	200,000
Change in fair value	(179,630)
Fair value as of March 31, 2023	$109,220
Fair value as of January 1, 2022	$—
Proceeds received through Convertible Promissory Note	500,000
Change in fair value	(132,300)
Fair value as of March 31, 2022	$367,700

There were no transfers in or out of Level 3 from other levels in the fair value hierarchy during the three months ended March 31, 2023 and 2022 for the convertible promissory notes.

NOTE 10. SUBSEQUENT EVENTS

The Company evaluated subsequent events and transactions that occurred after the condensed balance sheet date up to the date that the unaudited condensed financial statements were issued. Based upon this review, the Company did not identify any subsequent events that would have required adjustment or disclosure in the unaudited condensed financial statements.

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

Special Note Regarding Forward-Looking Statements

This Quarterly Report includes “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”) and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”) that are not historical facts and involve risks and uncertainties that could cause actual results to differ materially from those expected and projected. All statements, other than statements of historical fact included in this Quarterly Report including, without limitation, statements in this “Management’s Discussion and Analysis of Financial Condition and Results of Operations” regarding the Company’s financial position, business strategy and the plans and objectives of management for future operations, are forward-looking statements. Words such as “expect,” “believe,” “anticipate,” “intend,” “estimate,” “seek” and variations and similar words and expressions are intended to identify such forward-looking statements. Such forward-looking statements relate to future events or future performance, but reflect management’s current beliefs, based on information currently available. A number of factors could cause actual events, performance or results to differ materially from the events, performance and results discussed in the forward-looking statements. For information identifying important factors that could cause actual results to differ materially from those anticipated in the forward-looking statements, please refer to the Risk Factors section of this Quarterly Report, the Company’s Annual Report on Form 10-K (the “Form 10-K”) filed with the U.S. Securities and Exchange Commission (the “SEC”) on March 31, 2023. The Company’s securities filings can be accessed on the EDGAR section of the SEC’s website at www.sec.gov. Except as expressly required by applicable securities law, the Company disclaims any intention or obligation to update or revise any forward-looking statements whether as a result of new information, future events or otherwise.

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

Extension

On March 15, 2023, our stockholders approved an amendment to our amended and restated certificate of incorporation (as amended, the “charter”) (the “Charter Amendment”). The Charter Amendment extended the date by which we have to consummate a business combination for an additional nine months, from March 19, 2023 (the “Termination Date”) to up to December 19, 2023 by electing to extend the date to consummate an initial business combination on a monthly basis for up to nine times by an additional one month each time after the Termination Date, until December 19, 2023 or a total of up to nine months after the Termination Date, or such earlier date as determined by our board of directors, unless the closing of the initial business combination shall have occurred, which is referred to as the “Extension,” and such later date, the “Extended Date”, provided that the Sponsor (or its affiliates or permitted designees) will deposit into the Trust Account (defined below) an amount determined by multiplying $0.03 by the number of public shares then outstanding, up to a maximum of $105,000 (each, an “Extension Payment”) for each such one-month extension unless the closing of our initial business combination shall have occurred, in exchange for a non-interest bearing, unsecured promissory note payable upon consummation of a business combination.

In connection with the votes to approve the Extension, the holders of 26,649,519 shares of Class A common stock properly exercised their right to redeem their shares for cash at a redemption price of approximately $10.16 per share, for an aggregate redemption amount of $270,769,687, leaving $21,467,825 in the Trust Account.

On March 16, 2023, our Sponsor voluntarily converted the 7,047,500 shares of Class B common stock it held into 7,047,500 shares of Class A common stock in accordance with the charter (the “Conversion”). Following the implementation of the Extension and the Conversion, we had 9,147,981 shares of Class A common stock outstanding and 140,000 shares of Class B common stock outstanding.

Results of Operations

We have neither engaged in any operations nor generated any revenues to date. Our only activities from December 31, 2020 (inception) through March 31, 2023 were organizational activities, those necessary to prepare for the Initial Public Offering, described below, and, subsequent to the Initial Public Offering, identifying a target company for a Business Combination. We do not expect to generate any operating revenues until after the completion of our Business Combination. We generate non-operating income in the form of interest income on marketable securities held in the Trust Account (defined below). We incur expenses as a result of being a public company (for legal, financial reporting, accounting and auditing compliance), as well as for due diligence expenses.

For the three months ended March 31, 2023, we had a net income of $1,071,496, which consisted of change in fair value of convertible notes of $179,630, interest earned on marketable securities held in the Trust Account of $2,574,583 and interest income bank in $411, offset by the change in fair value of warrant liability of $583,333, formation and operational costs of $569,546 and provision for income taxes of $530,249.

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

For the three months ended March 31, 2023, cash used in operating activities was $602,838. Net income of $1,071,496 was affected by change in fair value of warrant liability of $583,333, change in fair value of convertible notes of $179,630, interest earned on marketable securities held in the Trust Account of $2,574,583. Changes in operating assets and liabilities used $496,546 of cash for operating activities.

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

As of March 31, 2023, we held investments in the Trust Account in the amount of $21,467,825. Interest income on the balance in the Trust Account may be used by us to pay taxes. Through March 31, 2023, we withdrew $272,264,225 from the Trust Account for the redemption payment and to be used towards tax payments. On October 3, 2022, we withdrew $360,000 of interest earned from the Trust Account to be used towards Delaware franchise tax obligations.

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

As of March 31, 2023, we had cash of $992,464. We intend to use the funds held outside the Trust Account primarily to identify and evaluate target businesses, perform business due diligence on prospective target businesses, travel to and from the offices, plants or similar locations of prospective target businesses or their representatives or owners, review corporate documents and material agreements of prospective target businesses, and structure, negotiate and complete a Business Combination.

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

On March 8, 2023, we issued a third convertible promissory note to our sponsor (the “2023 Convertible Promissory Note” and, together with the 2022 Convertible Promissory Notes, the “Convertible Promissory Notes”) pursuant to which we may borrow up to an aggregate principal amount of $750,000. The 2023 Convertible Promissory Note is non-interest bearing and payable upon the consummation of a business combination. At the sponsor’s discretion, the 2023 Convertible Promissory Note may be converted into warrants of the post-business combination entity at a price of $1.50 per warrant, provided that the aggregate of such warrants together with any warrants issued upon conversions pursuant to the 2022 Convertible Promissory Notes do not exceed 1,000,000 warrants. The warrants would be identical to the private placement warrants. As of March 31, 2023 $200,000 has been borrowed against this note.

As of March 31, 2023, there was an aggregate $900,000 balance outstanding under the three Convertible Promissory Notes. The Convertible Promissory Notes were valued using the fair value method. The fair value of the Convertible Promissory Notes as of March 31, 2023, was $109,220, which resulted in a change in fair value of the convertible promissory note of $179,630 for the three months ended March 31, 2023 recorded in the statement of operations.

In connection with the Extension Payments, on March 17, 2023, we issued an unsecured promissory note to our Sponsor in the aggregate amount of $567,130 (the “Extension Note”). On March 17, 2023, we deposited an Extension Payment in the amount of $63,015, representing $0.03 per public share remaining in the Trust Account following redemptions in connection with the Extension, which enabled us to extend the period of time we had to consummate an initial business combination from March 19, 2023 to April 19, 2023 and from April 18, 2023 to May 19, 2023. The Extension Note bears no interest and the principal balance is payable on the date of the consummation our initial business combination. The Extension Note is not convertible into private placement warrants and the principal balance may be prepaid at any time.

On January 8, 2021, we issued a non-interest bearing, unsecured promissory note to the Sponsor, pursuant to which we may borrow up to an aggregate principal amount of $200,000, which was originally due on March 19, 2021. On March 18, 2022, we amended and restated the promissory note to extend the due date of amounts outstanding under the promissory note to the earlier of December 31, 2022 and the date of consummation of our initial business combination. As of March 31, 2023 and December 31, 2022, there were no amounts outstanding under the promissory note, respectively.

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

Off-Balance Sheet Arrangements

We have no obligations, assets or liabilities, which would be considered off-balance sheet arrangements as of March 31, 2023. We do not participate in transactions that create relationships with unconsolidated entities or financial partnerships, often referred to as variable interest entities, which would have been established for the purpose of facilitating off-balance sheet arrangements. We have not entered into any off-balance sheet financing arrangements, established any special purpose entities, guaranteed any debt or commitments of other entities, or purchased any non-financial assets.

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

We entered into an agreement with Jones International Group for consulting services related to a search for a target business. For the three months ended March 31, 2023, we incurred $20,500 of consulting fees. On February 20, 2023, the Company terminated this agreement.

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

In June 2016, the FASB issued Accounting Standards Update (“ASU”) 2016-13 – Financial Instruments – Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments (“ASU 2016-13”). This update requires financial assets measured at amortized cost basis to be presented at the net amount expected to be collected. The measurement of expected credit losses is based on relevant information about past events, including historical experience, current conditions, and reasonable and supportable forecasts that affect the collectability of the reported amount. Since June 2016, the FASB issued clarifying updates to the new standard including changing the effective date for smaller reporting companies. The guidance is effective for fiscal years beginning after December 15, 2022, and interim periods within those fiscal years, with early adoption permitted. The Company adopted ASU 2016-13 on January 1, 2023. The adoption of ASU 2016-13 did not have a material impact on its financial statements.

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

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of the effectiveness of our disclosure controls and procedures as of March 31, 2023, as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective. We do not expect that our disclosure controls and procedures will prevent all errors and all instances of fraud. Disclosure controls and procedures, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the disclosure controls and procedures are met. Further, the design of disclosure controls and procedures must reflect the fact that there are resource constraints, and the benefits must be considered relative to their costs. Because of the inherent limitations in all disclosure controls and procedures, no evaluation of disclosure controls and procedures can provide absolute assurance that we have detected all our control deficiencies and instances of fraud, if any. The design of disclosure controls and procedures also is based partly on certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions.

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting that occurred during the most recent fiscal quarter of the fiscal year covered by this Quarterly Report that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1. Legal Proceedings

None.

Item 1A. Risk Factors

Factors that could cause our actual results to differ materially from those in this Quarterly Report include the risk factors described in our Form 10-K. Any of these factors could result in a significant or material adverse effect on our results of operations or financial condition. Additional risk factors not presently known to us or that we currently deem immaterial may also impair our business or results of operations. As of the date of this Quarterly Report, there have been no material changes to the risk factors disclosed in our Form 10-K.

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

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

None.

Item 5. Other Information

None.

Item 6. Exhibits

The following exhibits are filed as part of, or incorporated by reference into, this Form 10-Q.

No.	Description of Exhibit
3.1(1)	Certificate of Amendment to the Amended and Restated Certificate of Incorporation of Golden Arrow Merger Corp, dated March 15, 2023.
10.1(1)	Amendment to the Investment Management Trust Agreement, dated March 15, 2023, by and between Golden Arrow Merger Corp. and Continental Stock Transfer & Trust Company.
10.2(2)	Promissory Note, dated March 8, 2023, issued by Golden Arrow Merger Corp. to Golden Arrow Sponsor LLC.
10.3(1)	Promissory Note, dated March 17, 2023, issued by Golden Arrow Merger Corp. to Golden Arrow Sponsor LLC.
31.1*	Certification of Principal Executive Officer and Principal Financial Officer Pursuant to Securities Exchange Act Rules 13a-14(a), as adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1**	Certification of Principal Executive Officer and Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS*	Inline XBRL Instance Document.
101.SCH*	Inline XBRL Taxonomy Extension Schema Document.
101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document.
101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document.
101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase Document.
101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document.
104*	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).

(1)	Incorporated by reference to an exhibit to the Registrant’s Current Report on Form 8-K (File No. 001-40223), filed with the SEC on March 22, 2023.

(2)	Incorporated by reference to an exhibit to the Registrant’s Current Report on Form 8-K (File No. 001-40223), filed with the SEC on March 10, 2023.

*	Filed herewith.

**	Furnished herewith.

SIGNATURE

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

GOLDEN ARROW MERGER CORP.

Date: May 15, 2023	By:	/s/ Timothy Babich
	Name:	Timothy Babich
	Title:	Chief Executive Officer and Chief Financial Officer
(Principal Executive Officer, Principal Financial Officer and Principal Accounting Officer)