Form 10-Q
period 2023-06-30
Golden Arrow Merger Corp.
filed 2023-08-17
CIK 1841125

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(MARK ONE)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarter ended June 30, 2023

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

As of August 16, 2023, there were 9,147,981 shares of Class A common stock, $0.0001 par value and 140,000 shares of Class B common stock, $0.0001 par value, issued and outstanding.

GOLDEN ARROW MERGER CORP.

FORM 10-Q FOR THE QUARTER ENDED JUNE 30, 2023

i

PART I - FINANCIAL INFORMATION

Item 1. Interim Financial Statements.

GOLDEN ARROW MERGER CORP.

CONDENSED BALANCE SHEETS

	June 30,	December 31,
	2023	2022
	(Unaudited)
ASSETS
Current Assets
Cash	$338,615	$348,749
Prepaid expenses	172,188	72,297
Total Current Assets	510,803	421,046

Investments held in Trust Account	21,916,659	290,646,467
Total Assets	$22,427,462	$291,067,513

LIABILITIES, CLASS A COMMON STOCK SUBJECT TO POSSIBLE REDEMPTION, AND STOCKHOLDERS’ DEFICIT
Current Liabilities
Accounts payable and accrued expenses	$308,890	$249,489
Promissory note – related party	126,030	—
Convertible notes - related party	1,300,000	88,850
Income taxes payable	362,226	248,647
Total Current Liabilities	2,097,146	586,986

Deferred underwriting fee payable	10,062,500	10,062,500
Warrant liabilities	437,500	145,833
Total Liabilities	12,597,146	10,795,319

Commitments and Contingencies
Class A common stock subject to possible redemption, $0.0001 par value, 200,000,000 shares authorized, 2,100,481 and 28,750,000 shares at a redemption value of $10.45 per share at June 30, 2023 and $10.10 per share at December 31, 2022, respectively	21,949,572	290,357,770

Stockholders’ Deficit
Preferred stock, $0.0001 par value; 1,000,000 shares authorized; none issued or outstanding at June 30, 2023 and December 31, 2022	—	—
Class A common stock, $0.0001 par value; 200,000,000 shares authorized; 7,047,500 and no shares issued or outstanding (excluding 2,100,481 and 28,750,000 shares subject to possible redemption) at June 30, 2023 and December 31, 2022, respectively	705	—
Class B common stock, $0.0001 par value; 20,000,000 shares authorized; 140,000 shares and 7,187,500 shares issued and outstanding at June 30, 2023 and December 31, 2022, respectively	14	719
Additional paid-in capital	—	—
Accumulated deficit	(12,119,975)	(10,086,295)
Total Stockholders’ Deficit	(12,119,256)	(10,085,576)
TOTAL LIABILITIES, CLASS A COMMON STOCK SUBJECT TO POSSIBLE REDEMPTION, AND STOCKHOLDERS’ DEFICIT	$22,427,462	$291,067,513

The accompanying notes are an integral part of the unaudited condensed financial statements.

GOLDEN ARROW MERGER CORP.

CONDENSED STATEMENTS OF OPERATIONS

(UNAUDITED)

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2023	2022	2023	2022

Formation and operational costs	$213,748	$238,208	$783,294	$502,912
Loss from operations	(213,748)	(238,208)	(783,294)	(502,912)

Other income (expense):
Change in fair value of warrant liabilities	291,666	2,382,072	(291,667)	6,174,345
Change in fair value of convertible notes	—	71,100	—	203,400
Interest income - bank	4,081	—	4,492	—
Interest earned on investments held in Trust Account	196,773	130,277	2,771,356	137,367
Total other income, net	492,520	2,583,449	2,484,181	6,515,112

Income before provision for income taxes	278,772	2,345,241	1,700,887	6,012,200
Provision for income taxes	(31,679)	—	(561,928)	—
Net income	$247,093	$2,345,241	$1,138,959	$6,012,200

Basic and Diluted weighted average shares outstanding, Class A common stock redeemable shares	2,100,481	28,750,000	2,100,481	28,750,000

Basic and Diluted net income per share, Class A common stock redeemable shares	$0.03	$0.07	$0.07	$0.17

Basic and Diluted weighted average shares outstanding, Class A common stock non-redeemable shares	7,047,500	—	10,551,265	—

Basic and Diluted net income per share, Class A common stock non-redeemable shares	$0.03	$—	$0.07	$—

Diluted weighted average shares outstanding, Class B common stock	140,000	7,187,500	2,974,190	7,187,500

Basic and Diluted net income per share, Class B common stock	$0.03	$0.07	$0.07	$0.17

The accompanying notes are an integral part of the unaudited condensed financial statements.

GOLDEN ARROW MERGER CORP.

CONDENSED STATEMENTS OF CHANGES IN STOCKHOLDERS’ DEFICIT

(UNAUDITED)

FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2023

	Class A Common Stock		Class B Common Stock		Additional Paid-in	Accumulated	Total Stockholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Deficit
Balance — January 1, 2023	—	$—	7,187,500	$719	$—	$(10,086,295)	$(10,085,576)

Accretion for Class A common stock subject to redemption amount	—	—	—	—	—	(1,994,334)	(1,994,334)

Adjustment related to convertible promissory note	—	—	—	—	—	(811,150)	(811,150)

Class B common stock converted to class A common stock	7,047,500	705	(7,047,500)	(705)	—	—	—

Net income	—	—	—	—	—	891,866	891,866

Balance – March 31, 2023 (unaudited)	7,047,500	705	140,000	14	—	(11,999,913)	(11,999,194)

Accretion for Class A common stock subject to redemption amount	—	—	—	—	—	(367,155)	(367,155)

Net income	—	—	—	—	—	247,093	247,093

Balance – June 30, 2023 (unaudited)	7,047,500	$705	140,000	$14	$—	$(12,119,975)	$(12,119,256)

FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2022

	Class A Common Stock		Class B Common Stock		Additional Paid-in	Accumulated	Total Stockholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Deficit
Balance — January 1, 2022	—	$—	7,187,500	$719	$—	$(17,075,236)	$(17,074,517)

Net income	—	—	—	—	—	3,666,959	3,666,959

Balance – March 31, 2022 (unaudited)	—	—	7,187,500	719	$—	(13,408,277)	(13,407,558)

Net income	—	—	—	—	—	2,345,241	2,345,241

Balance – June 30, 2022 (unaudited)	—	$—	7,187,500	$719	$—	$(11,063,036)	$(11,062,317)

The accompanying notes are an integral part of the unaudited condensed financial statements.

GOLDEN ARROW MERGER CORP.

CONDENSED STATEMENTS OF CASH FLOWS

(UNAUDITED)

	For the Six Months Ended June 30,
	2023	2022
Cash Flows from Operating Activities:
Net income	$1,138,959	$6,012,200
Adjustments to reconcile net income to net cash used in operating activities:
Change in fair value of convertible notes	—	(203,400)
Change in fair value of warrant liabilities	291,667	(6,174,345)
Interest earned on investments held in Trust Account	(2,771,356)	(137,367)
Changes in operating assets and liabilities:
Prepaid expenses	(99,891)	103,224
Accounts payable and accrued expenses	59,400	(226,288)
Income taxes payable	113,579	—
Net cash used in operating activities	(1,267,642)	(625,976)

Cash Flows from Investing Activities:
Investment of cash into Trust Account	(252,060)	—
Cash withdrawn from Trust Account to pay franchise and income taxes	983,538	—
Cash withdrawn from Trust Account in connection with redemption	270,769,687	—
Net cash provided by investing activities	271,501,165	—

Cash Flows from Financing Activities:
Proceeds from promissory note - related party	126,030	—
Proceeds from convertible promissory note - related party	400,000	500,000
Redemption of common stock	(270,769,687)	—
Net cash (used in) provided by financing activities	(270,243,657)	500,000

Net Change in Cash	(10,134)	(125,976)
Cash – Beginning of period	348,749	366,612
Cash – End of period	$338,615	$240,636
Income taxes paid	$448,349	$511,000

The accompanying notes are an integral part of the unaudited condensed financial statements.

GOLDEN ARROW MERGER CORP.

NOTES TO CONDENSED FINANCIAL STATEMENTS

JUNE 30, 2023

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

As of June 30, 2023, the Company had not commenced any operations. All activity through June 30, 2023 relates to the Company’s formation and the initial public offering (“Initial Public Offering”), which is described below, and subsequent to the Initial Public Offering, identifying a target company for a Business Combination. The Company will not generate any operating revenues until after the completion of a Business Combination, at the earliest. The Company generates non-operating income in the form of interest income from the proceeds derived from the Initial Public Offering.

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

JUNE 30, 2023

(Unaudited)

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

GOLDEN ARROW MERGER CORP.

NOTES TO CONDENSED FINANCIAL STATEMENTS

JUNE 30, 2023

(Unaudited)

Going Concern

As of June 30, 2023, the Company had cash of $338,615 and working capital deficit of $1,586,343. The Company intends to use the funds held outside the Trust Account primarily to identify and evaluate target businesses, perform business due diligence on prospective target businesses, travel to and from the offices, plants or similar locations of prospective target businesses or their representatives or owners, review corporate documents and material agreements of prospective target businesses, and structure, negotiate and complete a Business Combination.

As of June 30, 2023, the Company withdrew an aggregate of $272 million from the Trust Account to be used for redemption payments in connection with the Extension, Delaware franchise tax, and income tax obligations.

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

JUNE 30, 2023

(Unaudited)

NOTE 2. RESTATEMENT OF PREVIOUSLY ISSUED FINANCIAL STATEMENTS

In connection with the preparation of the Company’s condensed financial statements as of and for the period ended June 30, 2023, management identified an error in its March 31, 2023 condensed financial statements. The Company determined that the value of the convertible promissory notes was incorrectly adjusted to fair value instead of being booked at par. As a result, there should be a reversal of the change in value of the convertible notes as previously disclosed.

In accordance with SEC Staff Accounting Bulletin No. 99, “Materiality,” and SEC Staff Accounting Bulletin No. 108, “Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements”; the Company evaluated the changes and has determined that the related impact was material to previously presented financial statements.

The impact of the restatement on the Company’s unaudited condensed financial statements is reflected in the following table:

	As Previously Reported	Adjustment	As Restated
Condensed Balance Sheet as of March 31, 2023 (unaudited)

Convertible Promissory Note – Related Party	$109,220	$990,780	$1,100,000
Accumulated deficit	$(11,009,133)	$(990,780)	$(11,999,913)
Total Liabilities	$12,143,317	$990,780	$13,134,097
Total Stockholders’ Equity (deficit)	$(11,008,414)	$(990,780)	$(11,999,194)

Condensed Statement of Operations for the three months ended March 31, 2023 (unaudited)

Change in fair value of convertible promissory notes	$179,630	$(179,630)	—
Total other income (expense)	$2,171,291	$(179,630)	$1,991,661
Income before provision for income taxes	$1,601,745	$(179,630)	$1,422,115
Net Income (loss)	$1,071,496	$(179,630)	$891,866

Condensed Statement of Equity for the three months ended March 31, 2023 (unaudited)

Net Income (loss)	$1,071,496	$(179,630)	$891,866
Accumulated Deficit	$(11,009,133)	$(990,780)	$(11,999,913)
Total Stockholders’ Equity (deficit)	$(11,008,414)	$(990,780)	$(11,999,194)

Condensed Statement of Cash Flows for the three months ended March 31, 2023 (unaudited)

Net (loss) income	$1,071,496	$(179,630)	$891,866
Change in fair value of convertible promissory note	$(179,630)	$179,630	$—

GOLDEN ARROW MERGER CORP.

NOTES TO CONDENSED FINANCIAL STATEMENTS

JUNE 30, 2023

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

The accompanying unaudited condensed financial statements should be read in conjunction with the Company’s Annual Report on Form 10-K as filed with the SEC on March 31, 2023. The interim results for the three and six months ended June 30, 2023 are not necessarily indicative of the results to be expected for the year ending December 31, 2023 or for any future periods.

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

Cash and Cash Equivalents

The Company considers all short-term investments with an original maturity of three months or less when purchased to be cash equivalents. The Company did not have any cash equivalents as of June 30, 2023 and December 31, 2022.

Investments Held in Trust Account

At June 30, 2023 and December 31, 2022, all of the assets held in the Trust Account were held in money market funds which are invested primarily in U.S. Treasury securities.

GOLDEN ARROW MERGER CORP.

NOTES TO CONDENSED FINANCIAL STATEMENTS

JUNE 30, 2023

(Unaudited)

Class A Common Stock Subject to Possible Redemption

The Company accounts for its Class A common stock subject to possible redemption in accordance with the guidance in Accounting Standards Codification (“ASC”) Topic 480, “Distinguishing Liabilities from Equity.” Shares of Class A common stock subject to mandatory redemption are classified as a liability instrument and are measured at fair value. Conditionally redeemable Class A common stock (including Class A common stock that features redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within the Company’s control) is classified as temporary equity. At all other times, Class A common stock is classified as stockholders’ equity. The Company’s Class A common stock features certain redemption rights that are considered to be outside of the Company’s control and subject to occurrence of uncertain future events. Accordingly, at June 30, 2023 and December 31, 2022, the 2,100,481 and 28,750,000 shares of Class A common stock subject to possible redemption are presented as temporary equity, outside of the stockholders’ deficit section of the Company’s condensed balance sheets, respectively.

The Company recognizes changes in redemption value immediately as they occur and adjusts the carrying value of redeemable common stock to equal the redemption value at the end of each reporting period.

At June 30, 2023 and December 31, 2022, the Class A common stock reflected in the condensed balance sheets is reconciled in the following table:

Gross proceeds	$287,500,000
Less:
Proceeds allocated to Public Warrants	(9,195,833)
Class A common stock issuance costs	(15,827,645)
Plus:
Accretion of carrying value to redemption value	27,881,248
Class A common stock subject to possible redemption, December 31, 2022	290,357,770
Less:
Redemption	(270,769,687)
Plus:
Accretion of carrying value to redemption value	2,361,489
Class A common stock subject to possible redemption, June 30, 2023	$21,949,572

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

GOLDEN ARROW MERGER CORP.

NOTES TO CONDENSED FINANCIAL STATEMENTS

JUNE 30, 2023

(Unaudited)

Warrant Liabilities

The Company accounts for the warrants in accordance with the guidance contained in ASC 815-40-15 under which the warrants do not meet the criteria for equity treatment and must be recorded as liabilities. Accordingly, the Company classifies the warrants as liabilities at their fair value and adjust the warrants to fair value at each reporting period. This liability is subject to re-measurement at each balance sheet date until exercised, and any change in fair value is recognized in the unaudited condensed statements of operations. The Private Placement Warrants and the public warrants (the “Public Warrants”) for periods where no observable traded price was available are valued using a lattice model, specifically a binomial lattice model incorporating the Cox-Ross-Rubenstein methodology. For periods subsequent to the detachment of the Public Warrants from the Units, the Public Warrant quoted market price was used as the fair value as of each relevant date.

Income Taxes

The Company accounts for income taxes under ASC 740, “Income Taxes.” ASC 740 requires the recognition of deferred tax assets and liabilities for both the expected impact of differences between the unaudited condensed financial statements and tax basis of assets and liabilities and for the expected future tax benefit to be derived from tax loss and tax credit carry forwards. ASC 740 additionally requires a valuation allowance to be established when it is more likely than not that all or a portion of deferred tax assets will not be realized. As of June 30, 2023 and December 31, 2022, the Company’s deferred tax asset had a full valuation allowance recorded against it. The Company’s effective tax rate was 6.87% and 0% for the three months ended June 30, 2023 and 2022, respectively, 27.24% and 0% for the six months ended June 30, 2023 and 2022, respectively. The effective tax rate differs from the statutory tax rate of 21% for the three and six months ended June 30, 2023 and 2022, due to changes in fair value in warrant liability, changes in fair value in the convertible promissory note, and the valuation allowance on the deferred tax assets.

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

The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. There were no unrecognized tax benefits and no amounts accrued for interest and penalties as of June 30, 2023 and December 31, 2022. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position.

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

The calculation of diluted income per share does not consider the effect of the warrants issued in connection with the (i) Initial Public Offering, and (ii) the private placement since the exercise of the warrants is contingent upon the occurrence of future events. The warrants are exercisable to purchase 14,583,333 Class A common stock in the aggregate. As of June 30, 2023 and 2022, the Company had dilutive securities that are Public Warrants and Private Placement Warrants that could, potentially, be exercised or converted into common stock and then share in the earnings of the Company. The warrants are not exercisable until 30 days after the completion of a Business Combination. As a result, diluted net income per common share is the same as basic net income per common share for the periods presented.

GOLDEN ARROW MERGER CORP.

NOTES TO CONDENSED FINANCIAL STATEMENTS

JUNE 30, 2023

(Unaudited)

The following table reflects the calculation of basic and diluted net income per common share (in dollars, except per share amounts):

	For the Three Months Ended June 30,					For the Six Months Ended June 30,
	2023			2022		2023			2022
	Class A	Class A				Class A	Class A
	Redeemable	Non-Redeemable	Class B	Class A	Class B	Redeemable	Non-Redeemable	Class B	Class A	Class B
Basic and diluted net income per common share
Numerator:
Allocation of net income,	$55,880	$187,488	$3,724	$1,876,193	$469,048	$153,102	$769,071	$216,786	$4,809,760	$1,202,440
Denominator:
Basic and diluted weighted average shares outstanding	2,100,481	7,047,500	140,000	28,750,000	7,187,500	2,100,481	10,551,265	2,974,190	28,750,000	7,187,500

Basic and diluted net income per common share	$0.03	$0.03	$0.03	$0.07	$0.07	$0.07	$0.07	$0.07	$0.17	$0.17

Concentration of Credit Risk

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

Fair Value of Financial Instruments

The fair value of the Company’s assets and liabilities, which qualify as financial instruments under ASC Topic 820, “Fair Value Measurement,” approximates the carrying amounts represented in the accompanying condensed balance sheets, primarily due to their short-term nature, other than derivative warrant liabilities (see Note 10).

Recent Accounting Standards

In August 2020, the FASB issued ASU 2020-06, “Debt—Debt with Conversion and Other Options (Subtopic 470-20) and Derivatives and Hedging—Contracts in Entity’s Own Equity (Subtopic 815-40): Accounting for Convertible Instruments and Contracts in an Entity’s Own Equity” (“ASU 2020-06”), which simplifies accounting for convertible instruments by removing major separation models required under current GAAP. ASU 2020-06 removes certain settlement conditions that are required for equity contracts to qualify for the derivative scope exception, and it also simplifies the diluted earnings per share calculation in certain areas. ASU 2020-06 is effective for fiscal years beginning after December 15, 2023, including interim periods within those fiscal years, with early adoption permitted. The impact of the adoption of ASU 2020-06 is being assessed by the Company, however no significant impact on the unaudited condensed financial statements is anticipated.

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

JUNE 30, 2023

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

Promissory Note — Related Party

On January 8, 2021, the Company issued a non-interest bearing, unsecured promissory note to the Sponsor (the “Promissory Note”), pursuant to which the Company could borrow up to an aggregate principal amount of $200,000. As of June 30, 2023 and December 31, 2022, there were $126,030 and $0, respectively, outstanding under the Promissory Note, respectively, which were originally due on March 19, 2021. On March 18, 2022, the Company amended and restated the Promissory Note to extend the due date of amounts outstanding under the promissory note to the earlier of December 31, 2022 and the date of consummation of a Business Combination.

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

GOLDEN ARROW MERGER CORP.

NOTES TO CONDENSED FINANCIAL STATEMENTS

JUNE 30, 2023

(Unaudited)

As of June 30, 2023 and December 31, 2022, there was an aggregate of $1,300,000 and $700,000 outstanding under the three promissory notes (together, the “Convertible Promissory Notes”), respectively. The Convertible Promissory Notes were valued at par value.

NOTE 7. COMMITMENTS AND CONTINGENCIES

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

GOLDEN ARROW MERGER CORP.

NOTES TO CONDENSED FINANCIAL STATEMENTS

JUNE 30, 2023

(Unaudited)

Side Letter Agreements

Pursuant to side letter agreements entered into with each of Propoenent LLC and Siddhartha Mukherjee, as compensation for the introduction of the Company to a target company, not previously known to the Company and with which the Company ultimately consummates its initial Business Combination, the Sponsor will either issue a membership interest in the Sponsor representing an economic interest in 100,000 of the Founder Shares or transfer 100,000 of the Founders Shares. As of June 30, 2023 and December 31, 2022, this compensation was deemed to not have been earned.

Consulting Agreement

On June 20, 2022, the Company entered into an agreement with Jones International Group for consulting services related to a search for a target business. For the three and six months ended June 30, 2023, the Company incurred $20,500 in these consulting fees. On February 20, 2023, the Company terminated this agreement.

NOTE 8. STOCKHOLDERS’ DEFICIT

Preferred Stock — The Company is authorized to issue 1,000,000 shares of preferred stock with a par value of $0.0001 per share with such designation, rights and preferences as may be determined from time to time by the Company’s board of directors. At June 30, 2023 and December 31, 2022, there were no shares of preferred stock issued or outstanding.

Class A Common Stock — The Company is authorized to issue 200,000,000 shares of Class A common stock with a par value of $0.0001 per share. Holders of Class A common stock are entitled to one vote for each share. At June 30, 2023 and December 31, 2022, there were 2,100,481 shares and 28,750,000 shares of Class A common stock issued and outstanding and all of which are subject to possible redemption and presented as temporary equity, respectively.

Class B Common Stock — The Company is authorized to issue 20,000,000 shares of Class B common stock with a par value of $0.0001 per share. Holders of Class B common stock are entitled to one vote for each share. At June 30, 2023 and December 31, 2022, there were 140,000 shares and 7,187,500 shares of common stock issued and outstanding, respectively.

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

NOTE 9. WARRANTS

Warrants — As of June 30, 2023 and December 31, 2022, there were 9,583,333 Public Warrants outstanding. Public Warrants may only be exercised for a whole number of shares. No fractional warrants will be issued upon separation of the Units and only whole warrants will trade. The Public Warrants will become exercisable on the later of (a) 30 days after the completion of a Business Combination and (b) 12 months from the closing of the Initial Public Offering. The Public Warrants will expire five years after the completion of a Business Combination or earlier upon redemption or liquidation.

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

GOLDEN ARROW MERGER CORP.

NOTES TO CONDENSED FINANCIAL STATEMENTS

JUNE 30, 2023

(Unaudited)

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

GOLDEN ARROW MERGER CORP.

NOTES TO CONDENSED FINANCIAL STATEMENTS

JUNE 30, 2023

(Unaudited)

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

As of June 30, 2023 and December 31, 2022, there were 5,000,000 Private Placement Warrants outstanding. The Private Placement Warrants are identical to the Public Warrants underlying the Units sold in the Initial Public Offering, except that the Private Placement Warrants and the Class A common stock issuable upon the exercise of the Private Placement Warrants will not be transferable, assignable or saleable until 30 days after the completion of a Business Combination, subject to certain limited exceptions. Additionally, the Private Placement Warrants will be exercisable on a cashless basis and be non-redeemable, except as described above, so long as they are held by the initial purchasers or its permitted transferees. If the Private Placement Warrants are held by someone other than the initial purchasers or its permitted transferees, the Private Placement Warrants will be redeemable by the Company and exercisable by such holders on the same basis as the Public Warrants.

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

GOLDEN ARROW MERGER CORP.

NOTES TO CONDENSED FINANCIAL STATEMENTS

JUNE 30, 2023

(Unaudited)

At June 30, 2023, assets held in the Trust Account were comprised of $21,916,659 in money market funds which are primarily invested in U.S. Treasury securities. During the six months ended June 30, 2023, the Company withdrew an aggregate of $271,753,225 from the Trust Account be used for redemption payments in connection with the Extension, Delaware franchise tax, and income tax obligations.

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

The following table presents information about the Company’s assets and liabilities that are measured at fair value on a recurring basis at June 30, 2023 and December 31, 2022 indicates the fair value hierarchy of the valuation inputs the Company utilized to determine such fair value:

Description	Level	June 30, 2023		December 31, 2022
Assets:
Investments held in Trust Account	1		$21,916,659	$290,646,467
Liabilities:
Warrant Liabilities – Public Warrants	1		$287,500	$95,833
Warrant Liabilities – Private Placement Warrants	3		$150,000	$50,000
Convertible promissory notes – related party (See Note 2)	3	$	n/a	$88,850

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

The key inputs for the binomial lattice model as of June 30, 2023 and December 31, 2022 were as follows:

Input	As of June 30, 2023	As of December 31, 2022
Stock price	$10.26	$10.02
Strike price	$11.50	$11.50
Effective Expiration Date	June 18, 2024	September 17, 2023
Volatility	immaterial	7.0%
Risk-free rate	5.33%	4.69%
Dividend yield	0.0%	0.0%

GOLDEN ARROW MERGER CORP.

NOTES TO CONDENSED FINANCIAL STATEMENTS

JUNE 30, 2023

(Unaudited)

The following tables present the changes in the fair value of warrant liabilities classified as Level 3 in the fair value hierarchy as of June 30, 2023 and 2022:

Private Placement
Fair value as of January 1, 2023	$50,000
Change in valuation inputs or other assumptions	200,000
Fair value as of March 31, 2023	$250,000
Change in valuation inputs or other assumptions	(100,000)
Fair value as of June 30, 2023	$150,000

Private Placement
Fair value as of January 1, 2022	$2,497,500
Change in valuation inputs or other assumptions	(1,300,208)
Fair value as of March 31, 2022	$1,197,292
Change in valuation inputs or other assumptions	(816,710)
Fair value as of June 30, 2022	$380,582

Transfers to/from Levels 1, 2 and 3 are recognized at the end of the reporting period in which a change in valuation technique or methodology occurs. There were no transfers in or out of Level 3 from other levels in the fair value hierarchy that occurred during the three and six months ended June 30, 2023 and 2022. The Public Warrants were transferred from Level 1 to Level 2 on December 31, 2022 due to the lack of trading activity.

Convertible Promissory Notes – Related Party

The fair value of the option to convert the convertible promissory notes into Private Warrants was valued by utilizing a discounted cash flow method to value the debt component and a Black-Scholes model to value the debt conversion option to derive the fair value of the convertible notes.

The estimated fair value of the convertible promissory notes was based on the following significant inputs:

Input	As of December 31, 2022
Stock price	$10.02
Strike price	$11.50
Expiration date of warrants	September 17, 2023
Volatility	7.0%
Risk-free rate	4.69%
Dividend yield	0.0%

The following tables present the changes in the fair value of the Level 3 convertible promissory notes:

Fair value as of January 1, 2023	$88,850
Restatement of Convertible Promissory Note (See Note 2)	(88,850)
Fair value as of March 31, 2023	$—

Fair value as of January 1, 2022	$—
Proceeds received through Convertible Promissory Note	500,000
Change in fair value	(132,300)
Fair value as of March 31, 2022	$367,700
Change in fair value	(71,100)
Fair value as of June 30, 2022	$296,600

There were no transfers in or out of Level 3 from other levels in the fair value hierarchy during the three and six months ended June 30, 2023 and 2022 for the convertible promissory notes.

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

We expect to continue to incur significant costs in the pursuit of our acquisition plans. We cannot assure you that our plans to complete an initial business combination will be successful.

Restatement

In connection with the preparation of our condensed financial statements as of and for the period ended June 30, 2023, management identified an error in our March 31, 2023 condensed financial statements. We determined that the value of the convertible promissory notes was incorrectly adjusted to fair value instead of being booked at par. As a result, there should be a reversal of the change in value of the convertible notes as previously disclosed. For mor information on the restatement, see Note 2 – Restatement of Previously Issued Financial Statements.

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

Results of Operations

We have neither engaged in any operations nor generated any revenues to date. Our only activities from December 31, 2020 (inception) through June 30, 2023 were organizational activities, those necessary to prepare for the Initial Public Offering, described below, and, subsequent to the Initial Public Offering, identifying a target company for a Business Combination. We do not expect to generate any operating revenues until after the completion of our Business Combination. We generate non-operating income in the form of interest income on marketable securities held in the Trust Account (defined below). We incur expenses as a result of being a public company (for legal, financial reporting, accounting and auditing compliance), as well as for due diligence expenses.

For the three months ended June 30, 2023, we had a net income of $247,093, which consisted of interest earned on marketable securities held in the Trust Account of $196,773, change in fair value of warrant liability of $291,666, and interest income bank in $4,081, offset by the formation and operational costs of $213,748 and provision for income taxes of $31,679.

For the six months ended June 30, 2023, we had a net income of $1,138,959, which consisted of interest earned on marketable securities held in the Trust Account of $2,771,356 and interest income bank in $4,492, offset by the change in fair value of warrant liability of $291,667, formation and operational costs of $783,294 and provision for income taxes of $561,928.

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

For the six months ended June 30, 2023, cash used in operating activities was $1,267,642. Net income of $1,138,959 was affected by change in fair value of warrant liability of $291,667, interest earned on marketable securities held in the Trust Account of $2,771,356. Changes in operating assets and liabilities provided $73,088 of cash for operating activities.

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

As of June 30, 2023, we held investments in the Trust Account in the amount of $21,916,659. Interest income on the balance in the Trust Account may be used by us to pay taxes. Through June 30, 2023, we withdrew $272,264,225 from the Trust Account for the redemption payment and to be used towards tax payments. On October 3, 2022, we withdrew $360,000 of interest earned from the Trust Account to be used towards Delaware franchise tax obligations.

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

As of June 30, 2023, we had cash of $338,615. We intend to use the funds held outside the Trust Account primarily to identify and evaluate target businesses, perform business due diligence on prospective target businesses, travel to and from the offices, plants or similar locations of prospective target businesses or their representatives or owners, review corporate documents and material agreements of prospective target businesses, and structure, negotiate and complete a Business Combination.

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

On March 8, 2023, we issued a third convertible promissory note to our sponsor (the “2023 Convertible Promissory Note” and, together with the 2022 Convertible Promissory Notes, the “Convertible Promissory Notes”) pursuant to which we may borrow up to an aggregate principal amount of $750,000. The 2023 Convertible Promissory Note is non-interest bearing and payable upon the consummation of a business combination. At the sponsor’s discretion, the 2023 Convertible Promissory Note may be converted into warrants of the post-business combination entity at a price of $1.50 per warrant, provided that the aggregate of such warrants together with any warrants issued upon conversions pursuant to the 2022 Convertible Promissory Notes do not exceed 1,000,000 warrants. The warrants would be identical to the private placement warrants. As of June 30, 2023 $200,000 has been borrowed against this note.

As of June 30, 2023, there was an aggregate $1,300,000 balance outstanding under the three Convertible Promissory Notes. The Convertible Promissory Notes were valued at par value.

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

On January 8, 2021, we issued a non-interest bearing, unsecured promissory note to the Sponsor, pursuant to which we may borrow up to an aggregate principal amount of $200,000, which was originally due on March 19, 2021. On March 18, 2022, we amended and restated the promissory note to extend the due date of amounts outstanding under the promissory note to the earlier of December 31, 2022 and the date of consummation of our initial business combination. As of June 30, 2023 and December 31, 2022, there were no amounts outstanding under the promissory note, respectively.

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

Off-Balance Sheet Arrangements

We have no obligations, assets or liabilities, which would be considered off-balance sheet arrangements as of June 30, 2023. We do not participate in transactions that create relationships with unconsolidated entities or financial partnerships, often referred to as variable interest entities, which would have been established for the purpose of facilitating off-balance sheet arrangements. We have not entered into any off-balance sheet financing arrangements, established any special purpose entities, guaranteed any debt or commitments of other entities, or purchased any non-financial assets.

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

We entered into an agreement with Jones International Group for consulting services related to a search for a target business. For the three and six months ended June 30, 2023, we incurred $20,500 of consulting fees. On February 20, 2023, the Company terminated this agreement.

Critical Accounting Policies and Estimates

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

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of the effectiveness of our disclosure controls and procedures as of June 30, 2023, as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were not effective, due solely to the material weakness in our internal control over financial reporting related to the company’s accounting for complex financial instruments. In light of this material weakness, we performed additional analysis as deemed necessary to ensure that our financial statements were prepared in accordance with GAAP. Notwithstanding the material weakness, management has concluded that the financial statements included elsewhere in this Quarterly Report present fairly, in all material respects, our financial position, results of operations and cash flows in conformity with GAAP.

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

PART III

SIGNATURE

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

GOLDEN ARROW MERGER CORP.

Date: August 16, 2023	By:	/s/ Timothy Babich
	Name:	Timothy Babich
	Title:	Chief Executive Officer and Chief Financial Officer
(Principal Executive Officer, Principal Financial Officer and Principal Accounting Officer)