Form 10-Q
period 2023-09-30
Golden Arrow Merger Corp.
filed 2023-11-14
CIK 1841125

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(MARK ONE)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarter ended September 30, 2023

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

As of November 14, 2023, there were 9,147,981 shares of Class A common stock, $0.0001 par value and 140,000 shares of Class B common stock, $0.0001 par value, issued and outstanding.

GOLDEN ARROW MERGER CORP.

FORM 10-Q FOR THE QUARTER ENDED SEPTEMBER 30, 2023

i

PART I - FINANCIAL INFORMATION

Item 1. Interim Financial Statements.

GOLDEN ARROW MERGER CORP.

CONSOLIDATED CONDENSED BALANCE SHEETS

	September 30,	December 31,
	2023	2022
	(Unaudited)
ASSETS
Current Assets
Cash	$80,462	$348,749
Prepaid expenses	87,344	72,297
Total Current Assets	167,806	421,046

Investments held in Trust Account	22,275,986	290,646,467
Total Assets	$22,443,792	$291,067,513

LIABILITIES, CLASS A COMMON STOCK SUBJECT TO POSSIBLE REDEMPTION, AND STOCKHOLDERS’ DEFICIT
Current Liabilities
Accounts payable and accrued expenses	$1,026,855	$249,489
Promissory note – related party	126,030	—
Convertible notes - related party	1,300,000	88,850
Income taxes payable	396,408	248,647
Total Current Liabilities	2,849,293	586,986

Deferred underwriting fee payable	10,062,500	10,062,500
Warrant liabilities	583,333	145,833
Total Liabilities	13,495,126	10,795,319

Commitments and Contingencies
Class A common stock subject to possible redemption, $0.0001 par value, 200,000,000 shares authorized, 2,100,481 and 28,750,000 shares at a redemption value of $10.60 per share at September 30, 2023 and $10.10 per share at December 31, 2022, respectively	22,264,717	290,357,770

Stockholders’ Deficit
Preferred stock, $0.0001 par value; 1,000,000 shares authorized; none issued or outstanding at September 30, 2023 and December 31, 2022	—	—
Class A common stock, $0.0001 par value; 200,000,000 shares authorized; 7,047,500 and no shares issued or outstanding (excluding 2,100,481 and 28,750,000 shares subject to possible redemption) at September 30, 2023 and December 31, 2022, respectively	705	—
Class B common stock, $0.0001 par value; 20,000,000 shares authorized; 140,000 shares and 7,187,500 shares issued and outstanding at September 30, 2023 and December 31, 2022, respectively	14	719
Additional paid-in capital	—	—
Accumulated deficit	(13,316,770)	(10,086,295)
Total Stockholders’ Deficit	(13,316,051)	(10,085,576)
TOTAL LIABILITIES, CLASS A COMMON STOCK SUBJECT TO POSSIBLE REDEMPTION, AND STOCKHOLDERS’ DEFICIT	$22,443,792	$291,067,513

The accompanying notes are an integral part of the unaudited consolidated condensed financial statements.

GOLDEN ARROW MERGER CORP.

CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS

(UNAUDITED)

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2023	2022	2023	2022

Formation and operational costs	$914,406	$411,972	$1,697,700	$914,884
Loss from operations	(914,406)	(411,972)	(1,697,700)	(914,884)

Other income:
Change in fair value of warrant liabilities	(145,833)	237,941	(437,500)	6,412,286
Change in fair value of convertible notes	—	477,730	—	681,130
Interest income – bank	2,489	—	6,981	—
Interest earned on investments held in Trust Account	210,282	1,440,695	2,981,638	1,578,062
Total other income (expense), net	66,938	2,156,366	2,551,119	8,671,478

(Loss) income before provision for income taxes	(847,468)	1,744,394	853,419	7,756,594
Provision for income taxes	(34,182)	(261,453)	(596,110)	(261,453)
Net (loss) income	$(881,650)	$1,482,941	$257,309	$7,495,141

Basic and diluted weighted average shares outstanding, Class A common stock redeemable shares	2,100,481	28,750,000	2,100,481	28,750,000

Basic and diluted net (loss) income per share, Class A common stock redeemable shares	$(0.09)	$0.04	$0.02	$0.21

Basic and diluted weighted average shares outstanding, Class A common stock non-redeemable shares	7,047,500	28,750,000	6,303,233	28,750,000

Basic and diluted net (loss) income per share, Class A common stock non-redeemable shares	$(0.09)	$0.04	$0.02	$0.21

Diluted weighted average shares outstanding, Class B common stock	140,000	7,187,500	1,975,557	7,187,500

Basic and diluted net (loss) income per share, Class B common stock	$(0.09)	$0.04	$0.02	$0.21

The accompanying notes are an integral part of the unaudited consolidated condensed financial statements.

GOLDEN ARROW MERGER CORP.

CONSOLIDATED CONDENSED STATEMENTS OF CHANGES IN STOCKHOLDERS’ DEFICIT

(UNAUDITED)

FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2023

	Class A Common Stock		Class B Common Stock		Additional Paid-in	Accumulated	Total Stockholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Deficit
Balance — January 1, 2023	—	$—	7,187,500	$719	$—	$(10,086,295)	$(10,085,576)

Accretion for Class A common stock subject to redemption amount	—	—	—	—	—	(1,994,334)	(1,994,334)

Adjustment related to convertible promissory note	—	—	—	—	—	(811,150)	(811,150)

Class B common stock converted to class A common stock	7,047,500	705	(7,047,500)	(705)	—	—	—

Net income	—	—	—	—	—	891,866	891,866

Balance – March 31, 2023 (unaudited)	7,047,500	705	140,000	14	—	(11,999,913)	(11,999,194)

Accretion for Class A common stock subject to redemption amount	—	—	—	—	—	(367,155)	(367,155)

Net income	—	—	—	—	—	247,093	247,093

Balance – June 30, 2023 (unaudited)	7,047,500	705	140,000	14	—	(12,119,975)	(12,119,256)

Accretion for Class A common stock subject to redemption amount	—	—	—	—	—	(315,145)	(315,145)

Net loss	—	—	—	—	—	(881,650)	(881,650)

Balance – September 30, 2023 (unaudited)	7,047,500	$705	140,000	$14	$—	$(13,316,770)	$(13,316,051)

FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2022

	Class A Common Stock		Class B Common Stock		Additional Paid-in	Accumulated	Total Stockholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Deficit
Balance — January 1, 2022	—	$—	7,187,500	$719	$—	$(17,075,236)	$(17,074,517)

Net income	—	—	—	—	—	3,666,959	3,666,959

Balance – March 31, 2022 (unaudited)	—	$—	7,187,500	$719	$—	$(13,408,277)	$(13,407,558)

Net income	—	—	—	—	—	2,345,241	2,345,241

Balance – June 30, 2022 (unaudited)	—	$—	7,187,500	$719	$—	$(11,063,036)	$(11,062,317)

Accretion for Class A common stock subject to redemption amount	—	—	—	—	—	(983,612)	(983,612)

Net income	—	—	—	—	—	1,482,941	1,482,941

Balance – September 30, 2022 (unaudited)	—	$—	7,187,500	$719	$—	$(10,563,707)	$(10,562,988)

The accompanying notes are an integral part of the unaudited consolidated condensed financial statements.

GOLDEN ARROW MERGER CORP.

CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS

(UNAUDITED)

	For the Nine Months Ended September 30,
	2023	2022
Cash Flows from Operating Activities:
Net income	$257,309	$7,495,141
Adjustments to reconcile net income to net cash used in operating activities:
Change in fair value of convertible notes	—	(681,130)
Change in fair value of warrant liabilities	437,500	(6,412,286)
Interest earned on investments held in Trust Account	(2,981,638)	(1,578,062)
Changes in operating assets and liabilities:
Prepaid expenses	(15,047)	190,899
Accounts payable and accrued expenses	777,365	(187,083)
Income taxes payable	147,761	261,453
Net cash used in operating activities	(1,376,750)	(911,068)

Cash Flows from Investing Activities:
Investment of cash into Trust Account	(441,105)	—
Cash withdrawn from Trust Account to pay franchise and income taxes	1,023,538	—
Cash withdrawn from Trust Account in connection with redemption	270,769,687	—
Net cash provided by investing activities	271,352,120	—

Cash Flows from Financing Activities:
Proceeds from promissory note - related party	126,030	—
Proceeds from convertible promissory note - related party	400,000	900,000
Redemption of common stock	(270,769,687)	—
Net cash (used in) provided by financing activities	(270,243,657)	900,000

Net Change in Cash	(268,287)	(11,068)
Cash – Beginning of period	348,749	366,612
Cash – End of period	$80,462	$355,544

Supplementary cash flow information:
Cash paid for income taxes	$448,349	—

The accompanying notes are an integral part of the unaudited consolidated condensed financial statements.

GOLDEN ARROW MERGER CORP.

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

SEPTEMBER 30, 2023

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

As of September 30, 2023, the Company had not commenced any operations. All activity through September 30, 2023 relates to the Company’s formation and the initial public offering (“Initial Public Offering”), which is described below, and subsequent to the Initial Public Offering, identifying a target company for a Business Combination. The Company will not generate any operating revenues until after the completion of a Business Combination, at the earliest. The Company generates non-operating income in the form of interest income from the proceeds derived from the Initial Public Offering.

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

GOLDEN ARROW MERGER CORP.

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

SEPTEMBER 30, 2023

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

GOLDEN ARROW MERGER CORP.

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

SEPTEMBER 30, 2023

(Unaudited)

Going Concern

As of September 30, 2023, the Company had cash of $80,462 and working capital deficit of $2,681,487. The Company intends to use the funds held outside the Trust Account primarily to identify and evaluate target businesses, perform business due diligence on prospective target businesses, travel to and from the offices, plants or similar locations of prospective target businesses or their representatives or owners, review corporate documents and material agreements of prospective target businesses, and structure, negotiate and complete a Business Combination.

As of September 30, 2023, the Company withdrew an aggregate of $272 million from the Trust Account to be used for redemption payments in connection with the Extension, Delaware franchise tax, and income tax obligations.

The Company has incurred and expects to continue to incur significant costs in pursuit of its acquisition plans. The Company will need to raise additional capital through loans or additional investments from its Sponsor, stockholders, officers, directors, or third parties. The Company’s officers, directors and Sponsor may, but are not obligated to, loan the Company funds, from time to time or at any time, in whatever amount they deem reasonable in their sole discretion, to meet the Company’s working capital needs. Accordingly, the Company may not be able to obtain additional financing. If the Company is unable to raise additional capital, it may be required to take additional measures to conserve liquidity, which could include, but not necessarily be limited to, curtailing operations, suspending the pursuit of a potential transaction, and reducing overhead expenses. The Company cannot provide any assurance that new financing will be available to it on commercially acceptable terms, if at all. If the Company is unable to complete the Business Combination because it does not have sufficient funds available, the Company will be forced to cease operations and liquidate the Trust Account. These conditions raise substantial doubt about the Company’s ability to continue as a going concern one year from the date that these consolidated condensed financial statements are issued.

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

GOLDEN ARROW MERGER CORP.

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

SEPTEMBER 30, 2023

(Unaudited)

NOTE 2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The accompanying unaudited consolidated condensed financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information and in accordance with the instructions to Form 10-Q and Article 8 of Regulation S-X of the SEC. Certain information or footnote disclosures normally included in financial statements prepared in accordance with GAAP have been condensed or omitted, pursuant to the rules and regulations of the SEC for interim financial reporting. Accordingly, they do not include all the information and footnotes necessary for a complete presentation of financial position, results of operations, or cash flows. In the opinion of management, the accompanying unaudited consolidated condensed financial statements include all adjustments, consisting of a normal recurring nature, which are necessary for a fair presentation of the financial position, operating results and cash flows for the periods presented.

The accompanying unaudited consolidated condensed financial statements should be read in conjunction with the Company’s Annual Report on Form 10-K as filed with the SEC on March 31, 2023. The interim results for the three and nine months ended September 30, 2023 are not necessarily indicative of the results to be expected for the year ending December 31, 2023 or for any future periods.

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

Use of Estimates

The preparation of the unaudited consolidated condensed financial statements in conformity with GAAP requires the Company’s management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the unaudited consolidated condensed financial statements and the reported amounts of revenues and expenses during the reporting period.

Making estimates requires management to exercise significant judgment. It is at least reasonably possible that the estimate of the effect of a condition, situation or set of circumstances that existed at the date of the unaudited consolidated condensed financial statements, which management considered in formulating its estimate, could change in the near term due to one or more future confirming events. Accordingly, the actual results could differ significantly from those estimates.

Cash and Cash Equivalents

The Company considers all short-term investments with an original maturity of three months or less when purchased to be cash equivalents. The Company did not have any cash equivalents as of September 30, 2023 and December 31, 2022.

Investments Held in Trust Account

At September 30, 2023 and December 31, 2022, all of the assets held in the Trust Account were held in money market funds which are invested primarily in U.S. Treasury securities.

GOLDEN ARROW MERGER CORP.

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

SEPTEMBER 30, 2023

(Unaudited)

Class A Common Stock Subject to Possible Redemption

The Company accounts for its Class A common stock subject to possible redemption in accordance with the guidance in Accounting Standards Codification (“ASC”) Topic 480, “Distinguishing Liabilities from Equity.” Shares of Class A common stock subject to mandatory redemption are classified as a liability instrument and are measured at fair value. Conditionally redeemable Class A common stock (including Class A common stock that features redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within the Company’s control) is classified as temporary equity. At all other times, Class A common stock is classified as stockholders’ equity. The Company’s Class A common stock features certain redemption rights that are considered to be outside of the Company’s control and subject to occurrence of uncertain future events. Accordingly, at September 30, 2023 and December 31, 2022, the 2,100,481 and 28,750,000 shares of Class A common stock subject to possible redemption are presented as temporary equity, outside of the stockholders’ deficit section of the Company’s consolidated condensed balance sheets, respectively.

The Company recognizes changes in redemption value immediately as they occur and adjusts the carrying value of redeemable common stock to equal the redemption value at the end of each reporting period.

At September 30, 2023 and December 31, 2022, the Class A common stock reflected in the consolidated condensed balance sheets is reconciled in the following table:

Gross proceeds	$287,500,000
Less:
Proceeds allocated to Public Warrants	(9,195,833)
Class A common stock issuance costs	(15,827,645)
Plus:
Accretion of carrying value to redemption value	27,881,248
Class A common stock subject to possible redemption, December 31, 2022	290,357,770
Less:
Redemption	(270,769,687)
Plus:
Accretion of carrying value to redemption value	2,676,634
Class A common stock subject to possible redemption, September 30, 2023 (unaudited)	$22,264,717

Offering Costs

Offering costs consist of underwriting, legal, accounting and other expenses incurred through the Initial Public Offering that are directly related to the Initial Public Offering. Offering costs associated with the Class A common stock issued were initially charged to temporary equity and then accreted to common stock subject to redemption upon the completion of the Initial Public Offering. Offering costs amounting to $15,827,645 were charged against their carrying value upon the completion of the Initial Public Offering, and $481,824 of the offering costs was related to the warrant liabilities and charged to the unaudited consolidated condensed statements of operations.

GOLDEN ARROW MERGER CORP.

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

SEPTEMBER 30, 2023

(Unaudited)

Warrant Liabilities

The Company accounts for the warrants in accordance with the guidance contained in ASC 815-40-15 under which the warrants do not meet the criteria for equity treatment and must be recorded as liabilities. Accordingly, the Company classifies the warrants as liabilities at their fair value and adjust the warrants to fair value at each reporting period. This liability is subject to re-measurement at each balance sheet date until exercised, and any change in fair value is recognized in the unaudited consolidated condensed statements of operations. The Private Placement Warrants and the public warrants (the “Public Warrants”) for periods where no observable traded price was available are valued using a lattice model, specifically a binomial lattice model incorporating the Cox-Ross-Rubenstein methodology. For periods subsequent to the detachment of the Public Warrants from the Units, the Public Warrant quoted market price was used as the fair value as of each relevant date.

Income Taxes

The Company accounts for income taxes under ASC 740, “Income Taxes.” ASC 740 requires the recognition of deferred tax assets and liabilities for both the expected impact of differences between the unaudited consolidated condensed financial statements and tax basis of assets and liabilities and for the expected future tax benefit to be derived from tax loss and tax credit carryforwards. ASC 740 additionally requires a valuation allowance to be established when it is more likely than not that all or a portion of deferred tax assets will not be realized. As of September 30, 2023 and December 31, 2022, the Company’s deferred tax asset had a full valuation allowance recorded against it. The Company’s effective tax rate was (4.03)% and 18.14% for the three months ended September 30, 2023 and 2022, respectively, 69.85% and 3.51% for the nine months ended September 30, 2023 and 2022, respectively. The effective tax rate differs from the statutory tax rate of 21% for the three and nine months ended September 30, 2023 and 2022, due to changes in fair value in warrant liability, changes in fair value in the convertible promissory note, and the valuation allowance on the deferred tax assets.

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

The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. There were no unrecognized tax benefits and no amounts accrued for interest and penalties as of September 30, 2023 and December 31, 2022. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position.

The Company has identified the United States as its only “major” tax jurisdiction. The Company has been subject to income taxation by major taxing authorities since inception. These examinations may include questioning the timing and amount of deductions, the nexus of income among various tax jurisdictions and compliance with federal and state tax laws. The Company’s management does not expect that the total amount of unrecognized tax benefits will materially change over the next twelve months.

Net (Loss) Income per Common Share

The Company complies with accounting and disclosure requirements of FASB ASC Topic 260, “Earnings Per Share”. Net (loss) income per common share is computed by dividing net (loss) income by the weighted average number of common stock outstanding for the period. The Company has two classes of shares which are referred to as Class A common stock and Class B Common stock. (Loss) income is shared pro rata between the two classes of shares. This presentation assumes a business combination as the most likely outcome. Accretion associated with the redeemable shares of Class A common stock is excluded from earnings per share as the redemption value approximates fair value.

The calculation of diluted (loss) income per common share does not consider the effect of the warrants issued in connection with the (i) Initial Public Offering, and (ii) the private placement since the exercise of the warrants is contingent upon the occurrence of future events. The warrants are exercisable to purchase 14,583,333 Class A common stock in the aggregate. As of September 30, 2023 and 2022, the Company had dilutive securities that are Public Warrants and Private Placement Warrants that could, potentially, be exercised or converted into common stock and then share in the earnings of the Company. The warrants are not exercisable until 30 days after the completion of a Business Combination. As a result, diluted net (loss) income per common share is the same as basic net (loss) income per common share for the periods presented.

GOLDEN ARROW MERGER CORP.

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

SEPTEMBER 30, 2023

(Unaudited)

The following table reflects the calculation of basic and diluted net (loss) income per common share (in dollars, except per share amounts):

	For the Three Months Ended September 30,					For the Nine Months Ended September 30,
	2023			2022		2023			2022
	Class A	Class A				Class A	Class A
	Redeemable	Non-Redeemable	Class B	Class A	Class B	Redeemable	Non-Redeemable	Class B	Class A	Class B
Basic and diluted net (loss) income per common share
Numerator:
Allocation of net (loss) income,	$(199,386)	$(668,975)	$(13,289)	$1,186,353	$296,588	$52,072	$156,261	$48,975	$5,996,113	$1,499,028
Denominator:
Basic and diluted weighted average shares outstanding	2,100,481	7,047,500	140,000	28,750,000	7,187,500	2,100,481	6,303,233	1,975,557	28,750,000	7,187,500

Basic and diluted net (loss) income per common share	$(0.09)	$(0.09)	$(0.09)	$0.04	$0.04	$0.02	$0.02	$0.02	$0.21	$0.21

Concentration of Credit Risk

The Company has significant cash balances at financial institutions which throughout the year regularly exceed the federally insured limit of $250,000. Any loss incurred or a lack of access to such funds could have a significant adverse impact on the Company's financial condition, results of operations, and cash flows.

Fair Value of Financial Instruments

The fair value of the Company’s assets and liabilities, which qualify as financial instruments under ASC Topic 820, “Fair Value Measurement,” approximates the carrying amounts represented in the accompanying consolidated condensed balance sheets, primarily due to their short-term nature, other than derivative warrant liabilities (see Note 9).

Recent Accounting Standards

In August 2020, the FASB issued ASU 2020-06, “Debt—Debt with Conversion and Other Options (Subtopic 470-20) and Derivatives and Hedging—Contracts in Entity’s Own Equity (Subtopic 815-40): Accounting for Convertible Instruments and Contracts in an Entity’s Own Equity” (“ASU 2020-06”), which simplifies accounting for convertible instruments by removing major separation models required under current GAAP. ASU 2020-06 removes certain settlement conditions that are required for equity contracts to qualify for the derivative scope exception, and it also simplifies the diluted earnings per share calculation in certain areas. ASU 2020-06 is effective for fiscal years beginning after December 15, 2023, including interim periods within those fiscal years, with early adoption permitted. The impact of the adoption of ASU 2020-06 is being assessed by the Company, however no significant impact on the unaudited consolidated condensed financial statements is anticipated.

In June 2016, the FASB issued ASU 2016-13 – Financial Instruments – Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments (“ASU 2016-13”). This update requires financial assets measured at amortized cost basis to be presented at the net amount expected to be collected. The measurement of expected credit losses is based on relevant information about past events, including historical experience, current conditions, and reasonable and supportable forecasts that affect the collectibility of the reported amount. Since June 2016, the FASB issued clarifying updates to the new standard including changing the effective date for smaller reporting companies. The guidance is effective for fiscal years beginning after December 15, 2022, and interim periods within those fiscal years, with early adoption permitted. The Company adopted ASU 2016-13 on January 1, 2023. The adoption of ASU 2016-13 did not have a material impact on its unaudited consolidated condensed financial statements.

GOLDEN ARROW MERGER CORP.

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

SEPTEMBER 30, 2023

(Unaudited)

Management does not believe that any recently issued, but not yet effective, accounting standards, if currently adopted, would have a material effect on the Company’s unaudited consolidated condensed financial statements.

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

Promissory Note — Related Party

On January 8, 2021, the Company issued a non-interest bearing, unsecured promissory note to the Sponsor (the “Promissory Note”), pursuant to which the Company could borrow up to an aggregate principal amount of $200,000. As of September 30, 2023 and December 31, 2022, there were $126,030 and $0, respectively, outstanding under the Promissory Note, respectively, which were originally due on March 19, 2021. On March 18, 2022, the Company amended and restated the Promissory Note to extend the due date of amounts outstanding under the promissory note to the earlier of December 31, 2022 and the date of consummation of a Business Combination.

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

On February 25, 2022, the Company issued a promissory note to the Sponsor pursuant to which it may borrow up to an aggregate principal amount of $500,000. The promissory note is non-interest bearing and payable upon the consummation of a Business Combination. At the Sponsor’s discretion, the promissory note may be converted into warrants of the post-Business Combination entity at a price of $1.50 per warrant. The warrants would be identical to the Private Placement Warrants. On August 26, 2022, the Company issued a second promissory note to the Sponsor pursuant to which it may borrow up to an aggregate principal amount of $400,000. The promissory note is non-interest bearing and payable upon the consummation of a Business Combination. At the Sponsor’s discretion, the promissory note may be converted into warrants of the post-Business Combination entity at a price of $1.50 per warrant. The warrants would be identical to the Private Placement Warrants. On March 8, 2023, the Company issued a third promissory note to which it may borrow up to an aggregate principal amount of $750,000. The promissory note is non-interest bearing and payable upon the consummation of a Business Combination. At the Sponsor’s discretion, the promissory note may be converted into warrants of the post-Business Combination entity at a price of $1.50 per warrant, provided that the aggregate of such warrants, together with any warrants issued upon conversions pursuant to the promissory notes dated February 25, 2022 and August 26, 2022, do not exceed 1,000,000 warrants. The warrants would be identical to the Private Placement Warrants.

GOLDEN ARROW MERGER CORP.

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

SEPTEMBER 30, 2023

(Unaudited)

As of September 30, 2023 and December 31, 2022, there was an aggregate of $1,300,000 and $88,850 outstanding under the three promissory notes (together, the “Convertible Promissory Notes”), respectively. The Convertible Promissory Notes were valued at par value.

NOTE 6. COMMITMENTS AND CONTINGENCIES

Risks and Uncertainties

Management continues to evaluate the impact of the COVID-19 pandemic and has concluded that while it is reasonably possible that the virus could have a negative effect on the Company’s financial position, results of its operations, and/or search for a target company, the specific impact is not readily determinable as of the date of these unaudited consolidated condensed financial statements. The unaudited consolidated condensed financial statements do not include any adjustments that might result from the outcome of this uncertainty.

In February 2022, the Russian Federation and Belarus commenced a military action with the country of Ukraine. As a result of this action, various nations, including the United States, have instituted economic sanctions against the Russian Federation and Belarus. Further, the impact of this action and related sanctions on the world economy is not determinable as of the date of these unaudited consolidated condensed financial statements. The specific impact on the Company’s financial condition, results of operations, and cash flows is also not determinable as of the date of these unaudited consolidated condensed financial statements.

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

GOLDEN ARROW MERGER CORP.

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

SEPTEMBER 30, 2023

(Unaudited)

Side Letter Agreements

Pursuant to side letter agreements entered into with each of Propoenent LLC and Siddhartha Mukherjee, as compensation for the introduction of the Company to a target company, not previously known to the Company and with which the Company ultimately consummates its initial Business Combination, the Sponsor will either issue a membership interest in the Sponsor representing an economic interest in 100,000 of the Founder Shares or transfer 100,000 of the Founders Shares. As of September 30, 2023 and December 31, 2022, this compensation was deemed to not have been earned.

Consulting Agreement

On June 20, 2022, the Company entered into an agreement with Jones International Group for consulting services related to a search for a target business. For the three and nine months ended September 30, 2023, the Company incurred $20,500 in these consulting fees. On February 20, 2023, the Company terminated this agreement.

NOTE 7. STOCKHOLDERS’ DEFICIT

Preferred Stock — The Company is authorized to issue 1,000,000 shares of preferred stock with a par value of $0.0001 per share with such designation, rights and preferences as may be determined from time to time by the Company’s board of directors. At September 30, 2023 and December 31, 2022, there were no shares of preferred stock issued or outstanding.

Class A Common Stock — The Company is authorized to issue 200,000,000 shares of Class A common stock with a par value of $0.0001 per share. Holders of Class A common stock are entitled to one vote for each share. At September 30, 2023 and December 31, 2022, there were 2,100,481 shares and 28,750,000 shares of Class A common stock issued and outstanding and all of which are subject to possible redemption and presented as temporary equity, respectively.

Class B Common Stock — The Company is authorized to issue 20,000,000 shares of Class B common stock with a par value of $0.0001 per share. Holders of Class B common stock are entitled to one vote for each share. At September 30, 2023 and December 31, 2022, there were 140,000 shares and 7,187,500 shares of common stock issued and outstanding, respectively.

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

NOTE 8. WARRANTS

Warrants — As of September 30, 2023 and December 31, 2022, there were 9,583,333 Public Warrants outstanding. Public Warrants may only be exercised for a whole number of shares. No fractional warrants will be issued upon separation of the Units and only whole warrants will trade. The Public Warrants will become exercisable on the later of (a) 30 days after the completion of a Business Combination and (b) 12 months from the closing of the Initial Public Offering. The Public Warrants will expire five years after the completion of a Business Combination or earlier upon redemption or liquidation.

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

GOLDEN ARROW MERGER CORP.

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

SEPTEMBER 30, 2023

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

GOLDEN ARROW MERGER CORP.

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

SEPTEMBER 30, 2023

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

As of September 30, 2023 and December 31, 2022, there were 5,000,000 Private Placement Warrants outstanding. The Private Placement Warrants are identical to the Public Warrants underlying the Units sold in the Initial Public Offering, except that the Private Placement Warrants and the Class A common stock issuable upon the exercise of the Private Placement Warrants will not be transferable, assignable or saleable until 30 days after the completion of a Business Combination, subject to certain limited exceptions. Additionally, the Private Placement Warrants will be exercisable on a cashless basis and be non-redeemable, except as described above, so long as they are held by the initial purchasers or its permitted transferees. If the Private Placement Warrants are held by someone other than the initial purchasers or its permitted transferees, the Private Placement Warrants will be redeemable by the Company and exercisable by such holders on the same basis as the Public Warrants.

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

GOLDEN ARROW MERGER CORP.

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

SEPTEMBER 30, 2023

(Unaudited)

At September 30, 2023, assets held in the Trust Account were comprised of $22,275,986 in money market funds which are primarily invested in U.S. Treasury securities. During the nine months ended September 30, 2023, the Company withdrew an aggregate of $271,793,225 from the Trust Account be used for redemption payments in connection with the Extension, Delaware franchise tax, and income tax obligations.

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

The following table presents information about the Company’s assets and liabilities that are measured at fair value on a recurring basis at September 30, 2023 and December 31, 2022 and indicates the fair value hierarchy of the valuation inputs the Company utilized to determine such fair value:

Description	Level	September 30, 2023		December 31, 2022
Assets:
Investments held in Trust Account	1		$22,275,986	$290,646,467
Liabilities:
Warrant Liabilities – Public Warrants	2		$383,333	$95,833
Warrant Liabilities – Private Placement Warrants	3		$200,000	$50,000
Convertible promissory notes – related party (Note 2)	3	$	n/a	$88,850

Warrant Liabilities

The Warrants were accounted for as liabilities in accordance with ASC 815-40 and are presented within warrant liabilities on the Company’s accompanying consolidated condensed balance sheets. The warrant liabilities are measured at fair value at inception and on a recurring basis, with changes in fair value presented within change in fair value of warrant liabilities in the consolidated condensed statements of operations. For the Public Warrants, the Company initially utilized a binomial lattice model consistent with the Private Warrants discussed below. The subsequent measurements of the Public Warrants after the detachment of the Public Warrants from the Units are classified as Level 1 due to the use of an observable market quote in an active market.

For the Private Placement Warrants, the Company utilizes a lattice model, specifically a binomial lattice model incorporating the Cox-Ross-Rubenstein methodology, to value the warrants at each reporting period, with changes in fair value recognized in the unaudited consolidated condensed statements of operations. The estimated fair value of the warrant liability is determined using Level 3 inputs. Inherent in a binomial options pricing model are assumptions related to expected share-price volatility, expected life, risk-free interest rate and dividend yield. The Company estimates the volatility of its shares of common stock based on historical volatility that matches the expected remaining life of the warrants. The risk-free interest rate is based on the U.S. Treasury zero-coupon yield curve on the grant date for a maturity similar to the expected remaining life of the warrants. The expected life of the warrants is assumed to be equivalent to their remaining contractual term. The dividend rate is based on the historical rate, which the Company anticipates remaining at zero.

The key inputs for the binomial lattice model as of September 30, 2023 and December 31, 2022 were as follows:

Input	As of September 30, 2023	As of December 31, 2022
Stock price	$10.55	$10.02
Strike price	$11.50	$11.50
Effective expiration date	September 17, 2024	September 17, 2023
Volatility	Immaterial	7.0%
Risk-free rate	5.47%	4.69%
Dividend yield	0.0%	0.0%

GOLDEN ARROW MERGER CORP.

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

SEPTEMBER 30, 2023

(Unaudited)

The following tables present the changes in the fair value of warrant liabilities classified as Level 3 in the fair value hierarchy as of September 30, 2023 and 2022:

Private Placement
Fair value as of January 1, 2023	$50,000
Change in valuation inputs or other assumptions	200,000
Fair value as of March 31, 2023	250,000
Change in valuation inputs or other assumptions	(100,000)
Fair value as of June 30, 2023	150,000
Change in valuation inputs or other assumptions	50,000
Fair value as of September 30, 2023	$200,000

Private Placement
Fair value as of January 1, 2022	$2,497,500
Change in valuation inputs or other assumptions	(1,300,208)
Fair value as of March 31, 2022	1,197,292
Change in valuation inputs or other assumptions	(816,710)
Fair value as of June 30, 2022	380,582
Change in valuation inputs or other assumptions	(81,580)
Fair value as of September 30, 2022	$299,002

Transfers to/from Levels 1, 2 and 3 are recognized at the end of the reporting period in which a change in valuation technique or methodology occurs. There were no transfers in or out of Level 3 from other levels in the fair value hierarchy that occurred during the three and nine months ended September 30, 2023 and 2022. The Public Warrants were transferred from Level 1 to Level 2 at December 31, 2022 due to the lack of trading activity.

Convertible Promissory Notes – Related Party

The fair value of the option to convert the convertible promissory notes into Private Warrants was valued by utilizing a discounted cash flow method to value the debt component and a Black-Scholes model to value the debt conversion option to derive the fair value of the convertible notes.

The estimated fair value of the convertible promissory notes was based on the following significant inputs:

Input	As of December 31, 2022
Stock price	$10.02
Strike price	$11.50
Expiration date of warrants	September 17, 2023
Volatility	7.0%
Risk-free rate	4.69%
Dividend yield	0.0%

The following tables present the changes in the fair value of the Level 3 convertible promissory notes:

Fair value as of January 1, 2023	$88,850
Restatement of Convertible Promissory Note (Note 2)	(88,850)
Fair value as of March 31, 2023	$—

Fair value as of January 1, 2022	$—
Proceeds received through Convertible Promissory Note	500,000
Change in fair value	(132,300)
Fair value as of March 31, 2022	367,700
Change in fair value	(71,100)
Fair value as of June 30, 2022	296,600
Proceeds received through Convertible Promissory Note	400,000
Change in fair value	(477,730)
Fair value as of September 30, 2022	$218,870

There were no transfers in or out of Level 3 from other levels in the fair value hierarchy during the three and nine months ended September 30, 2023 and 2022 for the convertible promissory notes.

GOLDEN ARROW MERGER CORP.

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

SEPTEMBER 30, 2023

(Unaudited)

NOTE 10. SUBSEQUENT EVENTS

The Company evaluated subsequent events and transactions that occurred after the consolidated condensed balance sheet date up to the date that the unaudited consolidated condensed financial statements were issued. Based upon this review, the Company did not identify any subsequent events, other than below, that would have required adjustment or disclosure in the unaudited consolidated condensed financial statements.

Proposed Business Combination

On October 4, 2023, the Company entered into a business combination agreement (the “Business Combination Agreement”) with Beam Merger Sub, Inc., incorporated on September 19, 2023, a Delaware corporation and a direct, wholly owned subsidiary of the Company (“Merger Sub”) and Bolt Threads, Inc., a Delaware corporation (“Bolt Threads”).

Pursuant to the Business Combination Agreement, the parties will consummate a business combination transaction pursuant to which Merger Sub will merge with and into Bolt Threads, with Bolt Threads surviving the merger as a wholly-owned subsidiary of the Company (the “Merger” and, together with the other transactions contemplated by the Business Combination Agreement, the “Business Combination” and the closing of the Business Combination, the “Closing”). In connection with the Closing, the Company will be renamed “Bolt Projects Holdings, Inc.” and is referred to herein as “New GAMC” as of the time following such change of name.

The proposed Business Combination is expected to be consummated after receipt of the required approvals by the stockholders of the Company and Bolt Threads and the satisfaction or waiver of certain other customary conditions.

The aggregate equity consideration to be paid to Bolt Threads’ stockholders and optionholders in the Business Combination will be equal to the quotient of (i) $250,000,000 (the “Equity Value”) divided by (ii) $10.00.

The Business Combination Agreement provides that, in connection with the Closing, New GAMC, certain stockholders of Bolt Threads, the Sponsor and certain stockholders of the Company will enter into an amended and restated registration rights and lock-up agreement (the “Registration Rights and Lock-up Agreement”), pursuant to which New GAMC will agree to register for resale certain shares of common stock of New GAMC (“New GAMC common stock”) and other equity securities that are held by the parties thereto from time to time.

Concurrently with the execution of the Business Combination Agreement, certain investors (the “PIPE Investors”), including the Sponsor, entered into subscription agreements (the “PIPE Subscription Agreements”) pursuant to which the PIPE Investors have committed to purchase in a private placement up to 2,734,433 shares of Class A Common Stock (the “PIPE Shares”) at a purchase price of $10.00 per share and an aggregate purchase price of up to $27,344,330 (the “PIPE Investment”). The purchase of the PIPE Shares is conditioned upon, among other things, the consummation of the Business Combination and will be consummated immediately prior to or substantially concurrently with the Closing. The shares of Class A Common Stock to be issued pursuant to the PIPE Subscription Agreements have not been registered under the Securities Act, and will be issued in reliance on the availability of an exemption from such registration.

Pursuant to the PIPE Subscription Agreement executed by the Sponsor, the Sponsor has agreed to purchase 800,000 shares of Class A common stock at a purchase price of $10.00 per share for an aggregate purchase price of $8,000,000. However, the number of subscribed shares to be purchased thereunder by the Sponsor will be reduced by the number of shares of Class A common stock that have not been elected for redemption as of the expiration of the redemption period related to the Closing and that are held by certain individuals mutually agreed upon by the Company and Bolt Threads at any time from the date of the execution of the agreement up to immediately prior to the expiration of such redemption period.

In connection with the execution of the Business Combination Agreement, the Company entered into a sponsor support agreement (the “Sponsor Support Agreement”) with the Sponsor and Bolt Threads. Pursuant to the Sponsor Support Agreement, the Sponsor has, among other things, agreed to vote all of its shares of the Company’s capital stock in favor of the approval of the Transactions. In addition, the Sponsor has agreed that 1,437,500 shares of New GAMC common stock issued in connection with the IPO (the “Sponsor Shares”) will be unvested and subject to forfeiture as of the Closing and will only vest if, during the five year period following the Closing, (i) the volume weighted average price of New GAMC common stock equals or exceeds $12.50 (as adjusted for stock splits, stock dividends, reorganizations, recapitalizations and the like) for any twenty trading days within a period of thirty consecutive trading days or (ii) there is a change of control of the Company. Any Sponsor Shares that remain unvested after the fifth anniversary of the Closing will be forfeited. The Sponsor Support Agreement will terminate upon the earliest of (i) the effective time of the Merger, (ii) the termination of the Business Combination Agreement if the Closing does not occur, and (iii) the written agreement of the parties terminating the Sponsor Support Agreement.

In connection with the execution of the Business Combination Agreement, the Company entered into a support agreement (the “Stockholder Support Agreement”) with Bolt Threads and certain stockholders of Bolt Threads pursuant to which such stockholders have, among other things, agreed to vote to adopt and approve, upon the registration statement on Form S-4 being declared effective, the Business Combination Agreement and all other documents and transactions contemplated thereby and to subject their shares to certain transfer restrictions. The Stockholder Support Agreement will terminate upon the earliest of (i) the effective time of the Merger, (ii) the termination of the Business Combination Agreement if the Closing does not occur, and (iii) the written agreement of the parties terminating the Stockholder Support Agreement.

Proposed Second Extension

On November 2, 2023, the Company filed a Preliminary Proxy Statement on Schedule 14A relating to a special meeting of stockholders that is anticipated to be held in December 2023 to approve an amendment to the Company’s amended and restated certificate of incorporation, as amended (the “Charter Amendment”) which would, if implemented, allow the Company to extend the date by which it has to consummate a Business Combination (the “Proposed Second Extension”) for an additional nine months, from December 19, 2023 to September 19, 2024, or such earlier date as determined by the Board (such later date, the “Extended Date”, and such proposal, the “Charter Amendment Proposal”).

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

Proposed Business Combination

On October 4, 2023, the Company entered into a Business Combination Agreement (the “Business Combination Agreement”) with Beam Merger Sub, Inc., a Delaware corporation and a direct, wholly owned subsidiary of the Company (“Merger Sub") and Bolt Threads, Inc., a Delaware corporation (“Bolt Threads”).

Pursuant to the Business Combination Agreement, the parties will consummate a business combination transaction pursuant to which Merger Sub will merge with and into Bolt Threads, with Bolt Threads surviving the merger as a wholly-owned subsidiary of the Company (the “Merger” and, together with the other transactions contemplated by the Business Combination Agreement, the “Business Combination” and the closing of the Business Combination, the “Closing”). In connection with the Closing, the Company will be renamed “Bolt Projects Holdings, Inc.,” and is referred to in this Quarterly Report as “New GAMC” as of the time following such change of name.

The Business Combination is expected to be consummated after receipt of the required approvals by the stockholders of the Company and Bolt Threads and the satisfaction or waiver of certain other customary conditions.

The aggregate equity consideration to be paid to Bolt Threads’ stockholders and optionholders in the Business Combination will be equal to the quotient of (i) $250,000,000 (the “Equity Value”) divided by (ii) $10.00.

The Business Combination Agreement provides that, in connection with the Closing, New GAMC, certain stockholders of Bolt Threads, our Sponsor and certain of our stockholders will enter into an amended and restated registration rights and lock-up agreement (the “Registration Rights and Lock-up Agreement”), pursuant to which New GAMC will agree to register for resale certain shares of common stock of New GAMC (the “New GAMC common stock”) and other equity securities that are held by the parties thereto from time to time.

Concurrently with the execution of the Business Combination Agreement, certain investors (the “PIPE Investors”), including the Sponsor, entered into subscription agreements (the “PIPE Subscription Agreements”) pursuant to which the PIPE Investors have committed to purchase in a private placement up to 2,734,433 shares of Class A common stock (the “PIPE Shares”) at a purchase price of $10.00 per share and an aggregate purchase price of up to $27,344,330 (the “PIPE Investment”). The purchase of the PIPE Shares is conditioned upon, among other things, the consummation of the Business Combination and will be consummated immediately prior to or substantially concurrently with the Closing.

Pursuant to the PIPE Subscription Agreement executed by the Sponsor, the Sponsor has agreed to purchase 800,000 shares of Class A common stock at a purchase price of $10.00 per share for an aggregate purchase price of $8,000,000. However, the number of subscribed shares to be purchased thereunder by the Sponsor will be reduced by the number of shares of Class A common stock that have not been elected for redemption as of the expiration of the redemption period related to the Closing and that are held by certain individuals mutually agreed upon by the Company and Bolt Threads at any time from the date of the execution of the agreement up to immediately prior to the expiration of such redemption period.

In connection with the execution of the Business Combination Agreement, we entered into a sponsor support agreement (the “Sponsor Support Agreement”) with the Sponsor and Bolt Threads. Pursuant to the Sponsor Support Agreement, the Sponsor has, among other things, agreed to vote all of its shares of capital stock in favor of the approval of the Transactions. In addition, the Sponsor has agreed that 1,437,500 shares of New GAMC common stock issued in connection with the IPO (the “Sponsor Shares”) will be unvested and subject to forfeiture as of the Closing and will only vest if, during the five year period following the Closing, (i) the volume weighted average price of New GAMC common stock equals or exceeds $12.50 (as adjusted for stock splits, stock dividends, reorganizations, recapitalizations and the like) for any twenty trading days within a period of thirty consecutive trading days or (ii) there is a change of control of GAMC. Any Sponsor Shares that remain unvested after the fifth anniversary of the Closing will be forfeited. The Sponsor Support Agreement will terminate upon the earliest of (i) the effective time of the Merger, (ii) the termination of the Business Combination Agreement if the Closing does not occur, and (iii) the written agreement of the parties terminating the Sponsor Support Agreement.

In connection with the execution of the Business Combination Agreement, we entered into a support agreement (the “Stockholder Support Agreement”) with Bolt Threads and certain stockholders of Bolt Threads pursuant to which such stockholders have, among other things, agreed to vote to adopt and approve, upon the registration statement on Form S-4 being declared effective, the Business Combination Agreement and all other documents and transactions contemplated thereby and to subject their shares to certain transfer restrictions. The Stockholder Support Agreement will terminate upon the earliest of (i) the effective time of the Merger, (ii) the termination of the Business Combination Agreement if the Closing does not occur, and (iii) the written agreement of the parties terminating the Stockholder Support Agreement.

First Extension

On March 15, 2023, our stockholders approved an amendment to our amended and restated certificate of incorporation (as amended, the “charter”) (the “Charter Amendment”). The Charter Amendment extended the date by which we have to consummate a business combination for an additional nine months, from March 19, 2023 (the “Termination Date”) to up to December 19, 2023 by electing to extend the date to consummate an initial business combination on a monthly basis for up to nine times by an additional one month each time after the Termination Date, until December 19, 2023 or a total of up to nine months after the Termination Date, or such earlier date as determined by our board of directors, unless the closing of the initial business combination shall have occurred, which is referred to as the “First Extension,” and such later date, the “Extended Date”, provided that the Sponsor (or its affiliates or permitted designees) will deposit into the Trust Account (defined below) an amount determined by multiplying $0.03 by the number of public shares then outstanding, up to a maximum of $105,000 (each, an “Extension Payment”) for each such one-month extension unless the closing of our initial business combination shall have occurred, in exchange for a non-interest bearing, unsecured promissory note payable upon consummation of a business combination.

In connection with the votes to approve the First Extension, the holders of 26,649,519 shares of Class A common stock properly exercised their right to redeem their shares for cash at a redemption price of approximately $10.16 per share, for an aggregate redemption amount of $270,769,687, leaving $21,467,825 in the Trust Account.

On March 16, 2023, our Sponsor voluntarily converted the 7,047,500 shares of Class B common stock it held into 7,047,500 shares of Class A common stock in accordance with the charter (the “Conversion”). Following the implementation of the First Extension and the Conversion, we had 9,147,981 shares of Class A common stock outstanding and 140,000 shares of Class B common stock outstanding.

Proposed Second Extension

On November 2, 2023, we filed a Preliminary Proxy Statement on Schedule 14A (the “Proxy Statement”) relating to a special meeting of stockholders that is anticipated to be held in December 2023 to approve an amendment to the Company’s amended and restated certificate of incorporation, as amended (the “Charter Amendment”) which would, if implemented, allow us to extend the date by which we have to consummate a Business Combination (the “Proposed Second Extension”) for an additional nine months, from December 19, 2023 to September 19, 2024, or such earlier date as determined by the Board (such later date, the “Extended Date”, and such proposal, the “Charter Amendment Proposal”).

Results of Operations

We have neither engaged in any operations nor generated any revenues to date. Our only activities from December 31, 2020 (inception) through September 30, 2023 were organizational activities, those necessary to prepare for the Initial Public Offering, described below, and, subsequent to the Initial Public Offering, identifying a target company for a Business Combination. We do not expect to generate any operating revenues until after the completion of our Business Combination. We generate non-operating income in the form of interest income on marketable securities held in the Trust Account (defined below). We incur expenses as a result of being a public company (for legal, financial reporting, accounting and auditing compliance), as well as for due diligence expenses.

For the three months ended September 30, 2023, we had a net loss of $881,650, which consisted of interest earned on marketable securities held in the Trust Account of $210,282, and interest income bank in $2,489, offset by the change in fair value of warrant liability of $145,833, formation and operational costs of $914,406 and provision for income taxes of $34,182.

For the nine months ended September 30, 2023, we had a net income of $257,309, which consisted of interest earned on marketable securities held in the Trust Account of $2,981,638 and interest income bank in $6,981, offset by the change in fair value of warrant liability of $437,500, formation and operational costs of $1,697,700 and provision for income taxes of $596,110.

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

In connection with the votes to approve the First Extension, the holders of 26,649,519 shares of Class A common stock properly exercised their right to redeem their shares for cash at a redemption price of approximately $10.16 per share, for an aggregate redemption amount of approximately $270,869,315, leaving approximately $21,349,572 in the Trust Account. Upon implementation of the First Extension, the   remaining trust funds were deposited in an interest-bearing demand deposit account at a bank.

For the nine months ended September 30, 2023, cash used in operating activities was $1,376,750. Net income of $257,309 was affected by change in fair value of warrant liability of $437,500, interest earned on marketable securities held in the Trust Account of $2,981,638. Changes in operating assets and liabilities provided $910,079 of cash for operating activities.

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

As of September 30, 2023, we held investments in the Trust Account in the amount of $22,275,986. Interest income on the balance in the Trust Account may be used by us to pay taxes. Through September 30, 2023, we withdrew $271,793,225 from the Trust Account for the redemption payment and to be used towards tax payments. On October 3, 2022, we withdrew $360,000 of interest earned from the Trust Account to be used towards Delaware franchise tax obligations.

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

As of September 30, 2023, we had cash of $80,462. We intend to use the funds held outside the Trust Account primarily to identify and evaluate target businesses, perform business due diligence on prospective target businesses, travel to and from the offices, plants or similar locations of prospective target businesses or their representatives or owners, review corporate documents and material agreements of prospective target businesses, and structure, negotiate and complete a Business Combination.

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

On March 8, 2023, we issued a third convertible promissory note to our sponsor (the “2023 Convertible Promissory Note” and, together with the 2022 Convertible Promissory Notes, the “Convertible Promissory Notes”) pursuant to which we may borrow up to an aggregate principal amount of $750,000. The 2023 Convertible Promissory Note is non-interest bearing and payable upon the consummation of a business combination. At the sponsor’s discretion, the 2023 Convertible Promissory Note may be converted into warrants of the post-business combination entity at a price of $1.50 per warrant, provided that the aggregate of such warrants together with any warrants issued upon conversions pursuant to the 2022 Convertible Promissory Notes do not exceed 1,000,000 warrants. The warrants would be identical to the private placement warrants. As of September 30, 2023, $200,000 has been borrowed against this note.

As of September 30, 2023, there was an aggregate $1,300,000 balance outstanding under the three Convertible Promissory Notes. The Convertible Promissory Notes were valued at par value.

In connection with the Extension Payments, on March 17, 2023, we issued an unsecured promissory note to our Sponsor in the aggregate amount of $567,130 (the “Extension Note”). Since March 17, 2023, we have deposited an aggregate of $504,120 of Extension Payments into the Trust Account and intends to continue to extend the Termination Date up to December 19, 2023. The Extension Note bears no interest and the principal balance is payable on the date of the consummation our initial business combination. The Extension Note is not convertible into private placement warrants and the principal balance may be prepaid at any time.

On January 8, 2021, we issued a non-interest bearing, unsecured promissory note to the Sponsor, pursuant to which we may borrow up to an aggregate principal amount of $200,000, which was originally due on March 19, 2021. On March 18, 2022, we amended and restated the promissory note to extend the due date of amounts outstanding under the promissory note to the earlier of December 31, 2022 and the date of consummation of our initial business combination. As of September 30, 2023 and December 31, 2022, there were no amounts outstanding under the promissory note, respectively.

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

Going Concern

As a result of the First Extension, we have up to an additional nine months, from March 19, 2023 to up to December 19, 2023 to consummate a business combination, provided that the Sponsor (or its affiliates or permitted designees) will deposit into the Trust Account the Extension Payment in exchange for a non-interest bearing, unsecured promissory note payable upon consummation of a business combination. It is uncertain that we will be able to consummate a Business Combination by the Extended Date. If we are unable to raise additional funds to alleviate liquidity needs as well as complete a Business Combination by this date, there will be a mandatory liquidation and subsequent dissolution. Management has determined that the possible liquidity condition as we continue to incur costs and the mandatory liquidation, should a business combination not occur, and potential subsequent dissolution raises substantial doubt about our ability to continue as a going concern. Management plans to consummate a business combination prior to the mandatory liquidation date. No adjustments have been made to the carrying amounts of assets or liabilities should we be required to liquidate after December 19, 2023.

Off-Balance Sheet Arrangements

We have no obligations, assets or liabilities, which would be considered off-balance sheet arrangements as of September 30, 2023. We do not participate in transactions that create relationships with unconsolidated entities or financial partnerships, often referred to as variable interest entities, which would have been established for the purpose of facilitating off-balance sheet arrangements. We have not entered into any off-balance sheet financing arrangements, established any special purpose entities, guaranteed any debt or commitments of other entities, or purchased any non-financial assets.

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

We entered into an agreement with Jones International Group for consulting services related to a search for a target business. For the three and nine months ended September 30, 2023, we incurred $20,500 of consulting fees. On February 20, 2023, the Company terminated this agreement.

Critical Accounting Policies and Estimates

The preparation of unaudited consolidated condensed financial statements and related disclosures in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the date of the financial statements, and income and expenses during the periods reported. Actual results could materially differ from those estimates. We have identified the following critical accounting policies:

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

Common Stock Subject to Possible Redemption

We account for our common stock subject to possible conversion in accordance with the guidance in Accounting Standards Codification (“ASC”) Topic 480 “Distinguishing Liabilities from Equity.” Common stock subject to mandatory redemption is classified as a liability instrument and measured at fair value. Conditionally redeemable common stock (including common stock that features redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within our control) is classified as temporary equity. At all other times, common stock is classified as stockholders’ equity. Our common stock features certain redemption rights that are considered to be outside of our control and subject to occurrence of uncertain future events. Accordingly, common stock subject to possible redemption is presented at redemption value as temporary equity, outside of the stockholders’ deficit section of our consolidated condensed balance sheets.

Net (Loss) Income Per Common Share

Net (loss) income per common share is computed by dividing net income by the weighted average number of common stock outstanding for the period. We have two classes of shares which are referred to as Class A common stock and Class B Common stock. Income is shared pro rata between the two classes of shares. Net (loss) income per common share is calculated by dividing the net (loss) income by the weighted average shares of common stock outstanding for the respective period. Accretion associated with the redeemable shares of Class A common stock is excluded from earnings per share as the redemption value approximates fair value.

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

Management does not believe that any recently issued, but not yet effective, accounting standards, if currently adopted, would have a material effect on our consolidated condensed financial statements.

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

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of the effectiveness of our disclosure controls and procedures as of September 30, 2023, as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were not effective, due solely to the material weakness in our internal control over financial reporting related to the company’s accounting for complex financial instruments. In light of this material weakness, we performed additional analysis as deemed necessary to ensure that our financial statements were prepared in accordance with GAAP. Notwithstanding the material weakness, management has concluded that the financial statements included elsewhere in this Quarterly Report present fairly, in all material respects, our financial position, results of operations and cash flows in conformity with GAAP.

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

PART II - OTHER INFORMATION

Item 1. Legal Proceedings

None.

Item 1A. Risk Factors

Factors that could cause our actual results to differ materially from those in this Quarterly Report include the risk factors described in our Form 10-K. Any of these factors could result in a significant or material adverse effect on our results of operations or financial condition. Additional risk factors not presently known to us or that we currently deem immaterial may also impair our business or results of operations. As of the date of this Quarterly Report, there have been no material changes to the risk factors disclosed in our Form 10-K other than those described below.

We cannot assure you that the Proposed Second Extension will enable us to complete a business combination.

Approving the Proposed Second Extension involves a number of risks. Even if the Proposed Second Extension is approved, we cannot assure you that a business combination will be consummated prior to the Extended Date. Our ability to consummate any business combination is dependent on a variety of factors, many of which are beyond our control. If the Proposed Second Extension is approved, we expect to seek stockholder approval of a business combination. We are required to offer stockholders the opportunity to redeem shares in connection with the Charter Amendment, and we will be required to offer stockholders redemption rights again in connection with any stockholder vote to approve a business combination. Even if the Proposed Second Extension or a business combination are approved by our stockholders, it is possible that redemptions will leave us with insufficient cash to consummate a business combination on commercially acceptable terms, or at all. The fact that we will have separate redemption periods in connection with the Proposed Second Extension and a business combination vote could exacerbate these risks. Other than in connection with a redemption offer or liquidation, our stockholders may be unable to recover their investment except through sales of our shares on the open market. The price of our shares may be volatile, and there can be no assurance that stockholders will be able to dispose of our shares at favorable prices, or at all.

The Proposed Second Extension contemplated by the Charter Amendment Proposal contravenes Nasdaq rules and, as a result, may lead Nasdaq to suspend trading in our securities or lead our securities to be delisted from Nasdaq.

Our Class A common stock, units and warrants are listed on Nasdaq. Nasdaq IM-5101-2 requires that a special purpose acquisition company complete one or more business combinations within 36 months of the effectiveness of its registration statement for its initial public offering, which, in the case of the Company, would be March 19, 2024 (the “Nasdaq Deadline”). The Charter Amendment, if approved and implemented, would extend the Company’s termination date beyond the Nasdaq Deadline. As a result, the Charter Amendment contemplated by the Charter Amendment proposal does not comply with Nasdaq rules. There is a risk that trading in the Company’s securities may be suspended and the Company may be subject to delisting by Nasdaq if the Charter Amendment proposal is approved and the Proposed Second Extension implemented, and the Company does not complete one or more business combinations by the Nasdaq Deadline. We cannot assure you that Nasdaq will not delist the Company in such event, or that we will be able to obtain a hearing with Nasdaq’s Hearings Panel to appeal the delisting determination, or that our securities will not be suspended pending the Hearing Panel’s decision.

In addition, we are subject to compliance with Nasdaq’s continued listing requirements in order to maintain the listing of our securities on Nasdaq. Such continued listing requirements for our common stock include, among other things, the requirement to maintain at least 300 public holders and at least 500,000 publicly held shares. Pursuant to the terms of our charter, in the event the Charter Amendment Proposal is approved and the charter is amended, public stockholders may elect to redeem their public shares and, as a result, we may not be in compliance with Nasdaq’s continued listing requirements.

If Nasdaq delists any of our securities from trading on its exchange and we are not able to list such securities on another national securities exchange, we expect such securities could be quoted on an over-the-counter market. If this were to occur, we could face significant material adverse consequences, including:

●	our ability to complete an initial Business Combination with a target company contemplating a Nasdaq listing, including the Proposed Business Combination;

●	a limited availability of market quotations for our securities;

●	reduced liquidity for our securities;

●	a determination that our Class A common stock is a “penny stock” which will require brokers trading in our Class A common stock to adhere to more stringent rules and possibly result in a reduced level of trading activity in the secondary trading market for our securities;

●	a limited amount of news and analyst coverage; and

●	a decreased ability to issue additional securities or obtain additional financing in the future.

The National Securities Markets Improvement Act of 1996, which is a federal statute, prevents or preempts the states from regulating the sale of certain securities, which are referred to as “covered securities.” Our Class A common stock, units and warrants qualify as covered securities under such statute. Although the states are preempted from regulating the sale of covered securities, the federal statute does allow the states to investigate companies if there is a suspicion of fraud, and, if there is a finding of fraudulent activity, then the states can regulate or bar the sale of covered securities in a particular case. While we are not aware of a state having used these powers to prohibit or restrict the sale of securities issued by special purpose acquisition companies, certain state securities regulators view blank check companies unfavorably and might use these powers, or threaten to use these powers, to hinder the sale of securities of blank check companies in their states. Further, if we were no longer listed on Nasdaq, our securities would not qualify as covered securities under such statute and we would be subject to regulation in each state in which we offer our securities.

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

GOLDEN ARROW MERGER CORP.

Date: November 14, 2023	By:	/s/ Timothy Babich
	Name:	Timothy Babich
	Title:	Chief Executive Officer and Chief Financial Officer
(Principal Executive Officer, Principal Financial Officer and Principal Accounting Officer)