Form 10-K
period 2023-12-31
Golden Arrow Merger Corp.
filed 2024-03-15
CIK 1841125

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2023

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

As of June 30, 2023 (the last business day of the registrant’s most recently completed second fiscal quarter), the aggregate market value of the shares of Class A common stock of the registrant (based upon the closing price of the registrant’s Class A common stock at that date as reported by The Nasdaq Stock Market LLC), excluding outstanding shares beneficially owned by persons who may be deemed affiliates of the registrant, was approximately $20.1 million.

As of March 15, 2024, there were 7,625,437 shares of Class A common stock, par value $0.0001 per share, and 140,000 shares of Class B common stock, par value $0.0001 per share, issued and outstanding.

i

CERTAIN TERMS

Unless otherwise stated in this Annual Report on Form 10-K or unless the context otherwise requires, references to:

●	“amended and restated certificate of incorporation” are to our certificate of incorporation in effect as of the date hereof;

●	“common stock” are to our Class A common stock and our Class B common stock;

●	“equity-linked securities” are to any debt or equity securities that are convertible, exercisable or exchangeable for shares of our Class A common stock issued in a financing transaction in connection with our initial business combination, including but not limited to a private placement of equity or debt;

●	“founder shares” are to shares of our Class B common stock and the shares of our Class A common stock issued upon the conversion thereof;

●	“Golden Arrow,” “we,” “us,” “our” or the “company” are to Golden Arrow Merger Corp., a Delaware corporation;

●	“initial stockholders” are to our sponsor and the other holders of our founder shares prior to our initial public offering;

●	“management” or our “management team” are to our officers and directors;

●	“private placement warrants” are to the warrants issued in a private placement simultaneously with the closing of our initial public offering;

●	“public shares” are to shares of our Class A common stock sold as part of the units in our initial public offering (whether they were purchased in our initial public offering or thereafter in the open market);

●	“public stockholders” are to the holders of our public shares, including our sponsor, officers and directors to the extent our sponsor, officers or directors purchase public shares, provided that each of their status as a “public stockholder” shall only exist with respect to such public shares;

●	“public warrants” are to (1) our redeemable warrants sold as part of the units in our initial public offering (whether they were purchased in our initial public offering or thereafter in the open market) and (2) any private placement warrants or warrants issued upon conversion of working capital loans that are transferred to third parties that are not our sponsor or its permitted transferees following the consummation of our initial business combination;

●	“sponsor” are to Golden Arrow Sponsor, LLC, a Delaware limited liability company; and

●	“warrants” are to our public warrants and private placement warrants, as well as any warrants issued upon conversion of working capital loans upon consummation of our initial business combination, collectively.

ii

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

Some statements contained in this Annual Report on Form 10-K (this “Annual Report”) are forward-looking in nature. Our forward-looking statements include, but are not limited to, statements regarding our or our management team’s expectations, hopes, beliefs, intentions or strategies regarding the future. In addition, any statements that refer to projections, forecasts or other characterizations of future events or circumstances, including any underlying assumptions, are forward-looking statements. The words “anticipate,” “believe,” “continue,” “could,” “estimate,” “expect,” “intends,” “may,” “might,” “plan,” “possible,” “potential,” “predict,” “project,” “should,” “would” and similar expressions may identify forward-looking statements, but the absence of these words does not mean that a statement is not forward-looking. Forward-looking statements in this Annual Report may include, for example, statements about:

●	our ability to complete our initial business combination, including the proposed business combination with Bolt Threads;

●	our expectations around the performance of Bolt Threads or any other prospective target business or businesses;

●	our success in retaining or recruiting, or changes required in, our officers, key employees or directors following our initial business combination;

●	our officers and directors allocating their time to other businesses and potentially having conflicts of interest with our business or in approving our initial business combination;

●	our potential ability to obtain additional financing to complete our initial business combination;

●	our pool of prospective target businesses if the proposed business combination with Bolt Threads is not completed;

●	our ability to consummate an initial business combination due to the uncertainty resulting from the invasion of Ukraine by Russia, Hamas’ attack on Israel and the ensuing war, and other events (such as terrorist attacks, geopolitical unrest, natural disasters or a significant outbreak of infectious diseases such as the COVID-19 pandemic);

●	the ability of our officers and directors to generate a number of potential business combination opportunities;

●	our public securities’ potential liquidity and trading;

●	the lack of a market for our securities;

●	the use of proceeds not held in the trust account or available to us from interest income on the trust account balance;

●	the trust account not being subject to claims of third parties;

●	our financial performance; or

●	the other risk and uncertainties discussed in “Item 1A. Risk Factors,” elsewhere in this Annual Report and in our other filings with the Securities Exchange Commission (the “SEC”), including in our preliminary prospectus/proxy statement included in a Registration Statement on Form S-4 that we filed with the SEC on February 2, 2024, relating to the proposed business combination with Bolt Threads (the “S-4 Registration Statement”).

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

iii

PART I

ITEM 1. BUSINESS

General

We are a blank check company formed as a Delaware corporation for the purpose of effecting a merger, capital stock exchange, asset acquisition, stock purchase, reorganization, or similar business combination with one or more businesses, which we refer to throughout this Annual Report as our initial business combination. While we may pursue an acquisition opportunity in any business, industry, sector, or geography, we initially focused our search on identifying a prospective target business in the healthcare or healthcare-related infrastructure industries in the United States and other developed countries, but remained open to evaluating other potential targets.

In January 2021, our sponsor purchased 7,187,500 founder shares for a capital contribution of $25,000. In February 2021, our sponsor transferred 35,000 founder shares to each of our directors. Prior to the initial investment in the company of $25,000 by our sponsor, we had no assets, tangible or intangible. The per-share purchase price of the founder shares was determined by dividing the amount of cash contributed to us by the number of founder shares issued. Up to 937,500 founder shares were subject to forfeiture by our initial stockholders depending on the extent to which the underwriters’ over-allotment option was exercised so that the number of founder shares would remain equal to 20% of our common stock after our initial public offering. The over-allotment option was exercised in full on May 6, 2021; thus, these shares are no longer subject to forfeiture. In connection with the votes to approve the Second Extension (as defined herein), the holders of 1,522,544 shares of Class A common stock properly exercised their right to redeem their shares for cash at a redemption price of approximately $10.71 per share, for an aggregate redemption amount of approximately $16.3 million, leaving approximately $6.2 million in the trust account. See “First Extension” and “Second Extension” below for more details.

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

A total of $287,500,000 (or $10.00 per unit sold in our initial public offering) of the net proceeds from our initial public offering and the private placement was placed in a trust account established for the benefit of our public shareholders (the “trust account”), with Continental Stock Transfer & Trust Company acting as trustee, and up until the First Extension vote, as described below, was invested only in U.S. “government securities” within the meaning of Section 2(a)(16) of the Investment Company Act of 1940, as amended (the “Investment Company Act”), having a maturity of 185 days or less, or in money market funds meeting certain conditions under Rule 2a-7 promulgated under the Investment Company Act which invest only in direct U.S. government treasury obligations.

Upon implementation of the First Extension, the $21.3 million of remaining trust funds were deposited in an interest-bearing demand deposit account at a bank until the earlier of: (i) the completion of our initial business combination within the required time period and (ii) the distribution of the trust account, as described below, except that interest earned on the trust account can be released to pay our taxes payable and for dissolution expenses up to $100,000, as applicable.

Our units began trading on March 18, 2021 on The Nasdaq Stock Market LLC (“Nasdaq”) under the symbol “GAMCU.” Commencing on May 7, 2021, the shares of Class A common stock and warrants comprising the units began separate trading on Nasdaq under the symbols “GAMC” and “GAMCW,” respectively. Those units not separated continue to trade on Nasdaq under the symbol “GAMCU.”

First Extension

On March 15, 2023, our stockholders approved an amendment to our amended and restated certificate of incorporation (as amended, the “charter”) (the “Charter Amendment”). The Charter Amendment extended the date by which we had to consummate a business combination (the “First Extension”) for an additional nine months, from March 19, 2023 to up to December 19, 2023 by electing to extend the date to consummate an initial business combination on a monthly basis for up to nine times by an additional one month each time after March 19, 2023, until December 19, 2023 or a total of up to nine months after March 19, 2023, or such earlier date as determined by our board of directors (the “Board”), unless the closing of our initial business combination shall have occurred, provided that the Sponsor (or its affiliates or permitted designees) deposited into the trust account an amount determined by multiplying $0.03 by the number of public shares then outstanding, up to a maximum of $105,000 for each such one-month extension unless the closing of our initial business combination shall have occurred, in exchange for a non-interest bearing, unsecured promissory note payable upon consummation of a business combination.

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

Second Extension

On December 12, 2023, we held a special meeting of stockholders in which the stockholders approved the proposal to amend our Charter, to extend the date by which we have to consummate a business combination for an additional nine months from December 19, 2023 to up to September 19, 2024 by electing to extend the date to consummate an initial business combination on a monthly basis for up to nine times by an additional one month each time after December 19, 2023, until September 19, 2024 or a total of up to nine months after December 19, 2023, or such earlier date as determined by our Board, unless the closing of the Company’s initial business combination shall have occurred, which we refer to as the “Second Extension,” and such later date, the “Extended Date”, provided that the Sponsor (or its affiliates or permitted designees) will deposit into the trust account an amount determined by multiplying $0.02 by the number of public shares then outstanding, up to a maximum of $20,000 for each such one-month extension unless the closing of the Company’s initial business combination shall have occurred, in exchange for a non-interest bearing, unsecured promissory note payable upon consummation of a business combination (each, an “Extension Payment”). The First Extension and the Second Extension are referred to, collectively, as the “Extensions.”

In connection with the votes to approve the Second Extension, the holders of 1,522,544 shares of Class A common stock properly exercised their right to redeem their shares for cash at a redemption price of approximately $10.71 per share, for an aggregate redemption amount of approximately $16.3 million, leaving approximately $6.2 million in the trust account.

As of December 31, 2023, ten extension payments were made for a total of $578,694. On January 18, 2024 and February 18, 2024, two additional extension payments of $11,559 were made which extended the deadline by which we must complete an initial business combination to March 19, 2024. As a result of redemptions following the Extensions, as of the date of this Annual Report, the founder shares held by our initial stockholders represent approximately 92.6% of our outstanding shares of common stock.

Proposed Business Combination

Business Combination Agreement

On October 4, 2023, we entered into a Business Combination Agreement (the “Business Combination Agreement”) with Beam Merger Sub, Inc., a Delaware corporation and a direct, wholly owned subsidiary of the Company (“Merger Sub”) and Bolt Threads, Inc., a Delaware corporation (“Bolt Threads”).

Pursuant to the Business Combination Agreement, the parties will consummate a business combination transaction pursuant to which Merger Sub will merge with and into Bolt Threads, with Bolt Threads surviving the merger as a wholly-owned subsidiary of the Company (the “Merger” and, together with the other transactions contemplated by the Business Combination Agreement, the “Business Combination” and the closing of the Business Combination, the “Closing”). In connection with the Closing, the Company will be renamed “Bolt Projects Holdings, Inc.” and is referred to herein as the “Post-Combination Company” as of the time following such change of name.

The proposed Merger is expected to be consummated after receipt of the required approvals by our stockholders and Bolt Threads’ stockholders and the satisfaction or waiver of certain other customary conditions.

The aggregate equity consideration to be paid to Bolt Threads’ stockholders and optionholders in the Business Combination will be equal to the quotient of (i) $250,000,000 (the “Equity Value”) divided by (ii) $10.00. Immediately prior to the Closing, (i) all of the outstanding principal and accrued interest under the Company Convertible Notes (as defined in the Business Combination Agreement) will be converted into shares of Bolt Threads common stock and (ii) all of the shares of Bolt Threads preferred stock will be converted into shares of Bolt Threads common stock.

Related Agreements

PIPE Subscription Agreements

Concurrently with the execution of the Business Combination Agreement, certain investors (the “PIPE Investors”), including the Sponsor, entered into subscription agreements (as amended, the “PIPE Subscription Agreements”) pursuant to which the PIPE Investors have committed to purchase in a private placement up to 2,734,433 shares of Class A common stock (the “PIPE Shares”) at a purchase price of $10.00 per share and an aggregate purchase price of up to $27,344,330 (the “PIPE Investment”). The purchase of the PIPE Shares is conditioned upon, among other things, the consummation of the Business Combination and will be consummated immediately prior to or substantially concurrently with the Closing. The shares of Class A common stock to be issued pursuant to the PIPE Subscription Agreements have not been registered under the Securities Act, and will be issued in reliance on the availability of an exemption from such registration. On February 28, 2024, the PIPE Investors entered into amendments to the PIPE Subscription Agreements which reduced their aggregate commitment to purchase PIPE Shares to 2,287,464 at a purchase price of $10.00 per share, for an aggregate PIPE Investment of up to $22,874,640.

Pursuant to the PIPE Subscription Agreement executed by the sponsor, the sponsor has agreed to purchase 656,499 shares of Class A common stock at a purchase price of $10.00 per share for an aggregate purchase price of $6,564,990. However, the number of subscribed shares to be purchased thereunder by the sponsor will be reduced by the number of shares of Class A common stock that have not been elected for redemption as of the expiration of the redemption period related to the Closing and that are held by certain individuals mutually agreed upon by us and Bolt Threads at any time from the date of the execution of the agreement up to immediately prior to the expiration of such redemption period.

Registration Rights and Lock-up Agreement

The Business Combination Agreement provides that, in connection with the Closing, the Post-Combination Company, certain stockholders of Bolt Threads, the sponsor and certain stockholders of the Company will enter into an amended and restated registration rights and lock-up agreement (the “Registration Rights and Lock-up Agreement”), pursuant to which the Post-Combination Company will agree to register for resale certain shares of the Post-Combination Company common stock and other equity securities that are held by the parties thereto from time to time.

Additionally, pursuant to the Registration Rights and Lock-up Agreement, certain Bolt Threads stockholders and the Sponsor will be subject to certain restrictions on transfer with respect to the shares of the Post-Combination Company common stock issued as part of the transaction consideration and certain shares of the Post-Combination Company common stock held by the Sponsor and certain stockholders of the Company.

Sponsor Support Agreement

In connection with the execution of the Business Combination Agreement, we entered into a sponsor support agreement (the “Sponsor Support Agreement”) with the sponsor and Bolt Threads. Pursuant to the Sponsor Support Agreement, the sponsor has, among other things, agreed to vote all of its shares of capital stock in favor of the approval of the Transactions. In addition, the sponsor has agreed that 1,437,500 shares of the Post-Combination Company common stock issued in connection with the IPO (the “Sponsor Shares”) will be unvested and subject to forfeiture as of the Closing and will only vest if, during the five year period following the Closing, (i) the volume weighted average price of the Post-Combination Company common stock equals or exceeds $12.50 (as adjusted for stock splits, stock dividends, reorganizations, recapitalizations and the like) for any twenty trading days within a period of thirty consecutive trading days or (ii) there is a change of control of the Company. Any Sponsor Shares that remain unvested after the fifth anniversary of the Closing will be forfeited. The Sponsor Support Agreement will terminate upon the earliest of (i) the effective time of the Merger, (ii) the termination of the Business Combination Agreement if the Closing does not occur, and (iii) the written agreement of the parties terminating the Sponsor Support Agreement.

Stockholder Support Agreement

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

Unless specifically stated, this Annual Report does not give effect to the proposed business combination and does not contain the risks associated with the proposed business combination. Such risks and effects relating to the proposed business combination are included in the S-4 Registration Statement.

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

Competitive Advantage

The network, sourcing, valuation, diligence, and execution capabilities of our management team, sponsor and advisors should provide us what we believe to be a significant and attractive pipeline of opportunities from which to evaluate and select a target business that will benefit from our collective expertise. We capitalize on the following competitive advantages in our pursuit of target assets:

●	Extensive Private and Public Investing Experience. Our team is comprised of individuals who have extensive private equity, crossover, and public equities experience. We leverage the structuring and asset management expertise as well as the public markets insights of our team in identifying and executing potential business combinations. Mr. Babich has 20 years of investing and operating experience in the healthcare sector. In late 2020, Mr. Babich merged two Ambulatory Surgery Center software businesses, which created the leading modern software suite for the fast-growing ASC market. Mr. Doft, as CEO of Highline Capital, has been investing in healthcare companies in both public and private markets for more than 25 years, and has participated in several earlier stage private financings, including the creation of special purpose vehicles to facilitate profitable private investments in both Novocure and Passage Bio. Mr. Rechtschaffen, both personally and as CEO of AREX Capital and at his prior firms, has been investing in healthcare companies in both public and private markets for nearly two decades, including early-stage investments in Ambulnz, a leading provider of mobile medical services and transportation, and Veridikal, a leading provider of software-driven analytics and audit services to healthcare companies. Mr. Hirt has led over $3 billion of private equity investments throughout his career, including healthcare-industry investments in Epax Neutraceuticals and Trygg Pharma.

●	Execution and Structuring Capability for Complex Transactions. We believe we have the organizational resources, significant transaction experience, and reputation required to effectively and efficiently source opportunities, analyze companies, negotiate and optimize structures, and ultimately complete an acquisition of a target company. These types of transactions may be complex and require creative structuring, industry knowledge and expertise, rigorous due diligence, and extensive negotiation and documentation. We believe that our expertise and experience in executing transactions with varying degrees of complexity may enhance our ability to identify attractive acquisition opportunities.

●	Proprietary Sourcing and Deep Network of Industry Relationships. We believe that our reputation, deep experience and proactive approach to sourcing transactions, and extensive industry relationships will continue to provide numerous investment opportunities. Mr. Babich’s operational and managerial expertise in the healthcare space make him a compelling partner for healthcare companies seeking capital solutions. In addition, members of our board have been longtime investors in both public and private healthcare firms. Moreover, given the combination of Mr. Babich’s and our board members’ long track records and reputations, as well as their broad and diverse networks, there will be significant potential for them to source new opportunities that may not be broadly marketed.

●	Creating Long-Term Shareholder Value. Marrying a well-positioned business with the capital it needs is but one way we intend to create value. Our collective track record helping companies grow, expand margins, and tackle opportunity, as well as our significant collective understanding of the factors that allow public companies to be successful and well-received by market participants, leads us to believe that more sustained value creation beyond the initial transaction is possible.

Acquisition Strategy

While we may acquire a business in any industry or sector, our initial focus was on the healthcare infrastructure sector in the United States and other developed countries, but we remained open to evaluating other potential targets.

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

We will either (1) seek stockholder approval of our initial business combination at a meeting called for such purpose at which stockholders may elect to redeem their public shares, regardless of whether they vote for or against the proposed business combination or don’t vote at all, into their pro rata share of the aggregate amount then on deposit in the trust account (net of taxes payable), or (2) provide our stockholders with the opportunity to sell their public shares to us by means of a tender offer (and thereby avoid the need for a stockholder vote) for an amount equal to their pro rata share of the aggregate amount then on deposit in the trust account (net of taxes payable), in each case subject to the limitations described herein. The decision as to whether we will seek stockholder approval of our proposed business combination or allow stockholders to sell their shares to us in a tender offer will be made by us, solely in our discretion, and will be based on a variety of factors such as the timing of the transaction and whether the terms of the transaction would otherwise require us to seek stockholder approval. If we decide to allow stockholders to sell their shares to us in a tender offer, we will file tender offer documents with the SEC which will contain substantially the same financial and other information about the initial business combination as is required under the SEC’s proxy rules. We will consummate our initial business combination only if we seek stockholder approval, and a majority of the outstanding shares of common stock voted are voted in favor of the business combination. We have no specified maximum percentage threshold for conversions in our amended and restated certificate of incorporation and even those public stockholders who vote in favor of our initial business combination have the right to convert their public shares. As a result, this may make it easier for us to consummate our initial business combination.

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

Competition

We have encountered and if the business combination with Bolt Threads is not completed, may in the future encounter intense competition from other entities having a business objective similar to ours, including private investors (which may be individuals or investment partnerships), other blank check companies and other entities, domestic and international, competing for the types of businesses we intend to acquire.

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

We are required to evaluate our internal control procedures for the fiscal year ending December 31, 2023 as required by the Sarbanes-Oxley Act. Only in the event we are deemed to be a large accelerated filer or an accelerated filer, and no longer qualify as an emerging growth company, will we be required to comply with the independent registered public accounting firm attestation requirements on our internal control over financial reporting. A target business may not be in compliance with the provisions of the Sarbanes-Oxley Act regarding adequacy of their internal controls. The development of the internal controls of any such entity to achieve compliance with the Sarbanes-Oxley Act may increase the time and costs necessary to complete any such acquisition.

We are an “emerging growth company,” as defined in Section 2(a) of the Securities Act, as modified by the JOBS Act. As such, we are eligible to take advantage of certain exemptions from various reporting requirements that are applicable to other public companies that are not “emerging growth companies” including, but not limited to, not being required to comply with the auditor attestation requirements of Section 404 of the Sarbanes-Oxley Act, reduced disclosure obligations regarding executive compensation in our periodic reports and proxy statements, and exemptions from the requirements of holding a non-binding advisory vote on executive compensation and stockholder approval of any golden parachute payments not previously approved. If some investors find our securities less attractive as a result, there may be a less active trading market for our securities and the prices of our securities may be more volatile. In addition, Section 107 of the JOBS Act also provides that an “emerging growth company” can take advantage of the extended transition period provided in Section 7(a)(2)(B) of the Securities Act for complying with new or revised accounting standards. In other words, an “emerging growth company” can delay the adoption of certain accounting standards until those standards would otherwise apply to private companies. We intend to take advantage of the benefits of this extended transition period. We will remain an emerging growth company until the earlier of: (1) the last day of the fiscal year (a) following the fifth anniversary of the completion of this offering, (b) in which we have total annual gross revenue of at least $1.235 billion, or (c) in which we are deemed to be a large accelerated filer, which means the market value of our common stock that is held by non-affiliates exceeds $700 million as of the end of that year’s second fiscal quarter; and (2) the date on which we have issued more than $1.00 billion in non-convertible debt securities during the prior three-year period. References herein to “emerging growth company” shall have the meaning associated with it in the JOBS Act.

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

ITEM 1A. RISK FACTORS

Summary of Risk Factors

An investment in our securities involves a high degree of risk. The occurrence of one or more of the events or circumstances described in this section, alone or in combination with other events or circumstances, may materially adversely affect our business, financial condition and operating results. In that event, the trading price of our securities could decline, and you could lose all or part of your investment. Such risks include, but are not limited to:

●	We are a newly incorporated company with no operating history and no revenues, and you have no basis on which to evaluate our ability to achieve our business objective.

●	Our public stockholders may not be afforded an opportunity to vote on our proposed business combination, which means we may complete our initial business combination even though a majority of our public stockholders do not support such a combination.

●	Your only opportunity to affect the investment decision regarding a potential business combination will be limited to the exercise of your right to redeem your shares from us for cash, unless we seek stockholder approval of such business combination.

●	If we seek stockholder approval of our initial business combination, our sponsor, directors, officers, advisors or any of their respective affiliates may enter into certain transactions, including purchasing shares or warrants from the public, which may influence the outcome of our proposed business combination and reduce the public “float” of our securities.

●	The ability of our public stockholders to redeem their shares for cash may make our financial condition unattractive to potential business combination targets, which may make it difficult for us to enter into a business combination with a target.

●	The ability of our public stockholders to exercise redemption rights with respect to a large number of our shares may not allow us to complete the most desirable business combination or optimize our capital structure.

●	The requirement that we complete our initial business combination within the prescribed time frame may give potential target businesses leverage over us in negotiating a business combination and may limit the time we have in which to conduct due diligence on potential business combination targets, in particular as we approach our dissolution deadline, which could undermine our ability to complete our initial business combination on terms that would produce value for our stockholders.

●	Our search for a business combination, and any target business with which we ultimately consummate a business combination, may be materially adversely affected by negative impacts on the global economy, capital markets or other geopolitical conditions resulting from the invasion of Ukraine by Russia and Hamas’ attack on Israel.

●	Past performance by members of our management team and their respective affiliates may not be indicative of future performance of an investment in us.

●	If a stockholder fails to receive notice of our offer to redeem our public shares in connection with our initial business combination, or fails to comply with the procedures for tendering its shares, such shares may not be redeemed.

●	You will not have any rights or interests in funds from the trust account, except under certain limited circumstances. To liquidate your investment, therefore, you may be forced to sell your public shares or warrants, potentially at a loss.

●	Nasdaq may delist our securities from trading on its exchange, which could limit investors’ ability to make transactions in our securities and subject us to additional trading restrictions.

●	You are not entitled to protections normally afforded to investors of many other blank check companies.

●	Because of our limited resources and the significant competition for business combination opportunities, it may be more difficult for us to complete our initial business combination. If we are unable to complete our initial business combination, our public stockholders may receive only approximately $10.00 per share, or less in certain circumstances, on our redemption of their stock, and our warrants will expire worthless.

●	If the net proceeds of this offering and the sale of the private placement warrants not being held in the trust account are insufficient, it could limit the amount available to fund our search for a target business or businesses and complete our initial business combination and we will depend on loans from our sponsor or management team to fund our search, to pay our taxes and to complete our initial business combination. If we are unable to obtain such loans, we may be unable to complete our initial business combination.

●	Certain of our officers and directors are now, and all of them may in the future become, affiliated with entities engaged in business activities similar to those intended to be conducted by us and, accordingly, may have conflicts of interest in determining to which entity a particular business opportunity or other transaction should be presented.

●	A new 1% U.S. federal excise tax could be imposed on us in connection with redemptions by us of our shares of common stock.

●	Our liquidity condition and proximity to our liquidation date expresses substantial doubt about our ability to continue as a “going concern.”

●	Provisions in our amended and restated certificate of incorporation and Delaware law may inhibit a takeover of us, which could limit the price investors might be willing to pay in the future for our Class A common stock and could entrench management.

For risk factors related to Bolt Threads and our proposed business combination, please review the S-4 Registration Statement, including the preliminary proxy statement/prospectus of the Company to be included therein, and the definitive proxy statement/prospectus to be filed by the Company.

Risks Relating to Our Search for, Consummation of, or Inability to Consummate, a Business Combination and Post-Business Combination Risks

We are a newly incorporated company with no operating history and no revenues, and you have no basis on which to evaluate our ability to achieve our business objective.

We are a newly incorporated company with no operating results to date. Because we lack an operating history, you have no basis upon which to evaluate our ability to achieve our business objective of completing our initial business combination with one or more target businesses. We may be unable to complete our initial business combination, including the proposed business combination with Bolt Threads. If we fail to complete our initial business combination, we will never generate any operating revenues.

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

Our sponsor, officers and directors have agreed (and their permitted transferees will agree) to vote any founder shares and any public shares held by them in favor of our initial business combination. We expect that our initial stockholders and their permitted transferees will own at least 92.6% of our outstanding shares of common stock at the time of any such stockholder vote. Accordingly, if we seek stockholder approval of our initial business combination, it is more likely that the necessary stockholder approval will be received than would be the case if our initial stockholders and their permitted transferees agreed to vote their founder shares in accordance with the majority of the votes cast by our public stockholders.

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

Our amended and restated certificate of incorporation provides that we must complete our initial business combination by the Extended Date. We may not be able to find a suitable target business and complete our initial business combination within such time period. Our ability to complete our initial business combination may be negatively impacted by general market conditions, volatility in the capital and debt markets and the other risks described herein. The invasion of Ukraine by Russia, Hamas’ attack on Israel and the ensuing conflict, may negatively impact businesses we may seek to acquire. It may also have the effect of heightening many of the other risks described in this “Risk Factors” section, such as those related to the market for our securities and cross-border transactions. Additionally, financial markets may be adversely affected by current or anticipated military conflict, including between Russia and Ukraine and between Israel and Hamas, terrorism, sanctions or other geopolitical events globally.

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

Even if we conduct extensive due diligence on a target business with which we combine, such as Bolt Threads, we cannot assure you that this diligence will identify all material issues that may be present with a particular target business, that it would be possible to uncover all material issues through a customary amount of due diligence, or that factors outside of the target business and outside of our control will not later arise. As a result of these factors, we may be forced to later write-down or write-off assets, restructure our operations, or incur impairment or other charges that could result in our reporting losses. Even if our due diligence successfully identifies certain risks, unexpected risks may arise and previously known risks may materialize in a manner not consistent with our preliminary risk analysis. Even though these charges may be non-cash items and not have an immediate impact on our liquidity, the fact that we report charges of this nature could contribute to negative market perceptions about us or our securities. In addition, charges of this nature may cause us to violate net worth or other covenants to which we may be subject as a result of assuming pre-existing debt held by a target business or by virtue of our obtaining post-combination debt financing. Accordingly, any stockholders or warrant holders who choose to remain a stockholder or warrant holder following our initial business combination could suffer a reduction in the value of their securities. Such stockholders or warrant holders are unlikely to have a remedy for such reduction in value.

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

In January 2021, our sponsor purchased 7,187,500 founder shares for a capital contribution of $25,000. As of the date of this Annual Report, the founder shares represent approximately 92.6% of our outstanding shares of common stock as a result of redemptions in connection with the Extensions. The founder shares will be worthless if we do not complete an initial business combination.

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

If we are unable to complete the proposed business combination with Bolt Threads, we may attempt to simultaneously complete business combinations with multiple prospective targets, which may hinder our ability to complete our initial business combination and give rise to increased costs and risks that could negatively impact our operations and profitability.

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

As the number of special purpose acquisition companies evaluating targets increases, attractive targets may become scarcer and there may be more competition for attractive targets. If the Proposed Business Combination with Bolt Threads is not completed and we have to seek another target company, this could increase the cost of our initial business combination and could even result in our inability to find a target or to consummate an initial business combination.

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

In addition, because there are more special purpose acquisition companies seeking to enter into an initial business combination with available targets, the competition for available targets with attractive fundamentals or business models may increase, which could cause targets companies to demand improved financial terms. Attractive deals could also become scarcer for other reasons, such as economic or industry sector downturns, geopolitical tensions, including the invasion of Ukraine by Russia and Hamas’ attack on Israel and the ensuing war, or increases in the cost of additional capital needed to close business combinations or operate targets post-business combination. This could increase the cost of, delay or otherwise complicate or frustrate our ability to find and consummate an initial business combination, and may result in our inability to consummate an initial business combination on terms favorable to our investors altogether.

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

If we are unable to complete the proposed business combination with Bolt Threads, we may structure our initial business combination so that the post-transaction company in which our public stockholders own or acquire shares will own less than 100% of the outstanding equity interests or assets of a target business, but we will only complete such business combination if the post-transaction company owns or acquires 50% or more of the outstanding voting securities of the target or otherwise acquires a controlling interest in the target business sufficient for us not to be required to register as an investment company under the Investment Company Act. We will not consider any transaction that does not meet such criteria. Even if the post-transaction company owns or acquires 50% or more of the outstanding voting securities of the target, our stockholders prior to our initial business combination may collectively own a minority interest in the post business combination company, depending on valuations ascribed to the target and us in our initial business combination. For example, we could pursue a transaction in which we issue a substantial number of new shares of common stock in exchange for all of the outstanding capital stock of a target, or issue a substantial number of new shares to third-parties in connection with financing our initial business combination. In such cases, we would acquire a 100% interest in the target. However, as a result of the issuance of a substantial number of new shares of common stock, our stockholders immediately prior to such transaction could own less than a majority of our outstanding shares of common stock subsequent to such transaction. In addition, other minority stockholders may subsequently combine their holdings resulting in a single person or group obtaining a larger share of the company’s stock than we initially acquired. Accordingly, this may make it more likely that our management will not be able to maintain our control of the target business.

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

Some other blank check companies have a provision in their charter which prohibits the amendment of certain of its provisions, including those which relate to a company’s pre-business combination activity, without approval by holders of a certain percentage of the company’s stockholders. In those companies, amendment of these provisions typically requires approval by holders holding between 90% and 100% of the company’s public shares. Our amended and restated certificate of incorporation provides that any of its provisions (other than amendments relating to the appointment or removal of directors prior to our initial business combination, which require the approval by holders of a majority of at least 90% of the outstanding shares of our common stock voting at a stockholder meeting) related to pre-business combination activity (including the requirement to deposit proceeds of our initial public offering and the sale of the private placement warrants into the trust account and not release such amounts except in specified circumstances and to provide redemption rights to public stockholders as described herein) may be amended if approved by holders of at least 65% of our outstanding common stock, and corresponding provisions of the trust agreement governing the release of funds from our trust account may be amended if approved by holders of at least 65% of our outstanding common stock. Unless specified in our amended and restated certificate of incorporation or bylaws, or as required by applicable law or stock exchange rules, the affirmative vote of a majority of the outstanding shares of our common stock that are voted is required to approve any such matter voted on by our stockholders, and, prior to our initial business combination, the affirmative vote of holders of a majority of the outstanding shares of our Class B common stock is required to approve the election or removal of directors. We may not issue additional securities that can vote pursuant to our amended and restated certificate of incorporation on any initial business combination or any amendments to our amended and restated certificate of incorporation. Our initial stockholders, who beneficially own approximately 92.6% of our common stock, may participate in any vote to amend our amended and restated certificate of incorporation and/or trust agreement and will have the discretion to vote in any manner they choose. As a result, we may be able to amend the provisions of our amended and restated certificate of incorporation which governs our pre-business combination behavior more easily than some other blank check companies, and this may increase our ability to complete our initial business combination with which you do not agree.

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

Our initial stockholders own approximately 92.6% of our outstanding common stock. In addition, prior to our initial business combination, holders of our Class B common stock have the right to appoint all of our directors and may remove members of our board of directors for any reason. Holders of our public shares have no right to vote on the election of directors during such time. These provisions of our amended and restated certificate of incorporation may only be amended by holders of a majority of at least 90% of the outstanding shares of our common stock voting at a stockholder meeting. As a result, you will not have any influence over the election of directors prior to our initial business combination.

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

Our search for a business combination, and any target business with which we ultimately consummate a business combination, may be materially adversely affected by negative impacts on the global economy, capital markets or other geopolitical conditions resulting from the invasion of Ukraine by Russia and Hamas’ attack on Israel and the ensuing war.

United States and global markets have experienced volatility and disruption following the escalation of geopolitical tensions as a result of the invasion of Ukraine by Russia in February 2022 and the attack of Israel by Hamas in October 2023 and the ensuing war. Although the length and impact of the ongoing military conflict in Ukraine and the Israel-Hamas conflict are highly unpredictable, these conflicts could lead to market disruptions, including significant volatility in commodity prices, credit and capital markets, as well as supply chain interruptions.

Any of the abovementioned factors, or any other negative impact on the global economy, capital markets or other geopolitical conditions resulting from the Russian invasion of Ukraine or the Israel-Hamas conflict, could adversely affect our search for a business combination. The extent and duration of the Russian invasion of Ukraine and the Israel-Hamas conflict and any related market disruptions are impossible to predict, but could be substantial, particularly if geopolitical tensions result in expanded military operations on a global scale. Any such disruptions may also have the effect of heightening many of the other risks described in this “Risk Factors” section, such as those related to the market for our securities, cross-border transactions or our ability to raise equity or debt financing in connection with any particular business combination. If these disruptions or other matters of global concern continue for an extensive period of time, our ability to consummate a business combination, or the operations of a target business with which we ultimately consummate a business combination, may be materially adversely affected.

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

If we are unable to complete the proposed business combination with Bolt Threads and our management team pursues a company with operations or opportunities outside of the United States for our initial business combination, we would be subject to risks associated with cross-border business combinations, including in connection with investigating, agreeing to and completing our initial business combination, conducting due diligence in a foreign market, having such transaction approved by any local governments, regulators or agencies and changes in the purchase price based on fluctuations in foreign exchange rates.

If we effect our initial business combination with such a company, we would be subject to any special considerations or risks associated with companies operating in an international setting, including any of the following:

●	costs and difficulties inherent in managing cross-border business operations and complying with commercial and legal requirements of overseas markets;

●	rules and regulations regarding currency redemption;

●	laws governing the manner in which future business combinations may be effected;

●	tariffs and trade barriers;

●	regulations related to customs and import/export matters;

●	longer payment cycles;

●	tax issues, including limits on our ability to change our tax residence from the United States, complex withholding or other tax regimes which may apply in connection with our initial business combination or to our structure following our initial business combination, variations in tax laws as compared to the United States, and potential changes in the applicable laws in the United States and/or relevant non-U.S. jurisdictions;

●	rates of inflation;

●	challenges in collecting accounts receivable;

●	cultural and language differences;

●	employment regulations;

●	crime, strikes, riots, civil disturbances, terrorist attacks, natural disasters and wars, such as the invasion of Ukraine by Russia or Hamas’ attack of Israel and the ensuing war;

●	deterioration of political relations with the United States;

●	obligatory military service by personnel; and

●	government appropriation of assets.

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

Risks Relating to Our Securities

The Second Extension contravenes Nasdaq rules and, as a result, may lead Nasdaq to suspend trading in our securities or lead our securities to be delisted from Nasdaq.

Our Class A common stock, units and warrants are listed on Nasdaq. Nasdaq IM-5101-2 requires that a special purpose acquisition company complete one or more business combinations within 36 months of the effectiveness of its registration statement for its initial public offering, which, in the case of the Company, would be March 19, 2024 (the “Nasdaq Deadline”). The Second Extension extends the Company’s termination date beyond the Nasdaq Deadline. As a result, the Second Extension does not comply with Nasdaq rules. There is a risk that trading in the Company’s securities may be suspended and the Company may be subject to delisting by Nasdaq if the Company does not complete one or more business combinations by the Nasdaq Deadline. We cannot assure you that Nasdaq will not delist the Company in such event, or that we will be able to obtain a hearing with Nasdaq’s Hearings Panel to appeal the delisting determination, or that our securities will not be suspended pending the Hearing Panel’s decision.

In addition, we are subject to compliance with Nasdaq’s continued listing requirements in order to maintain the listing of our securities on Nasdaq. Such continued listing requirements for our common stock include, among other things, the requirement to maintain at least 300 public holders and at least 500,000 publicly held shares.

We expect that if our Class A common stock fails to meet Nasdaq’s continued listing requirements, our units and warrants will also fail to meet Nasdaq’s continued listing requirements for those securities. We cannot assure you that any of our Class A common stock, units or warrants will be able to meet any of Nasdaq’s continued listing requirements following any stockholder redemptions of our public shares in connection with the amendment of our certificate of incorporation pursuant to the Charter Amendment Proposal. If our securities do not meet Nasdaq’s continued listing requirements, Nasdaq may delist our securities from trading on its exchange.

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

Our amended and restated certificate of incorporation authorizes the issuance of up to 200,000,000 shares of Class A common stock, par value $0.0001 per share, and 20,000,000 shares of Class B common stock, par value $0.0001 per share and 1,000,000 shares of undesignated preferred stock, par value $0.0001 per share. As of the date of this Annual Report, there were 192,374,563and 19,860,000 authorized but unissued shares of Class A and Class B common stock available, respectively, for issuance, which amount does not take into account shares reserved for issuance upon exercise of outstanding warrants or upon the conversion of the Class B common stock. Shares of Class B common stock are automatically convertible into shares of our Class A common stock at the time of our initial business combination, or earlier at the option of the holder, initially at a one-for-one ratio but subject to adjustment as set forth herein. On March 16, 2023, our sponsor voluntarily converted the 7,047,500 shares of Class B common stock it held into 7,047,500 shares of Class A common stock in accordance with our charter. Immediately after our initial public offering, there were no shares of preferred stock issued and outstanding.

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

The price of our securities may vary significantly due to one or more potential business combinations and general market or economic conditions, including as a result of the invasion of Ukraine by Russia and Hamas’ attack of Israel and the ensuing war. Furthermore, an active trading market for our securities may not fully develop or, if developed, it may not be sustained. You may be unable to sell your securities unless a market can be fully developed and sustained.

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

To mitigate the risk that we could be deemed to be an investment company for purposes of the Investment Company Act, following the First Extension, we instructed the trustee to liquidate the securities held in the trust account and instead to hold the funds in the trust account in an interest-bearing demand deposit account at a bank until the earlier of the consummation of a Business Combination or its liquidation. Following the liquidation of securities in the trust account, we may receive less interest on the funds held in the trust account than the interest we would have received pursuant to its original Trust Account investments, which could reduce the dollar amount our public stockholders would receive upon any redemption or liquidation of our Company.

Until March 2023, the funds in the trust account had, since our initial public offering, been held only in U.S. government treasury obligations with a maturity of 185 days or less or in money market funds investing solely in U.S. government treasury obligations and meeting certain conditions under Rule 2a-7 under the Investment Company Act. However, to mitigate the risk of us being deemed to be an unregistered investment company (including under the subjective test of Section 3(a)(1)(A) of the Investment Company Act) and thus subject to regulation under the Investment Company Act, following the First Extension, we instructed the trustee with respect to the trust account to liquidate the U.S. government treasury obligations or money market funds held in the trust account and thereafter to hold all funds in the trust account in an interest-bearing demand deposit account at a bank until the earlier of consummation of an initial business combination or our liquidation. Following such liquidation, we may receive less interest on the funds held in the trust account than the interest we would have received pursuant to its original trust account investments; however, interest previously earned on the funds held in the trust account still may be released to us to pay our taxes. Consequently, the transfer of the funds in the trust account to an interest-bearing demand deposit account at a bank could reduce the dollar amount our public stockholders would receive upon any redemption or liquidation of our Company.

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

Russia's military intervention in Ukraine and Hamas' strikes in Gaza and the international community's responses have created substantial political and economic disruption, uncertainty, and risk.

Russia's military intervention in Ukraine in February 2022, Ukraine's widespread resistance, and the NATO led and United States coordinated economic, financial, communications, and other sanctions imposed by other countries have created significant political and economic world uncertainty and contributed to worldwide inflation. There is significant risk of expanded military confrontation between Russia and other countries, possibly including the United States. Current and likely additional international sanctions against Russia may contribute to higher costs, particularly for petroleum-based products.

In October 2023, Hamas launched assaults against Israeli citizens in Gaza. Israel has responded aggressively with operations inside Gaza against Hamas. The foregoing events have caused substantial regional instability and world-wide concern and potential involvement. In addition to deadly fighting, the conflict has created large numbers of refugees who are fleeing Gaza.

The Ukraine and Gaza military activities and related actions, responses, and consequences that cannot now be predicted or controlled may contribute to worldwide economic reversals and inflation. In these circumstances, our business and a potential target’s business may be negatively impacted.

Inflation could adversely affect our business and results of operations.

While inflation in the United States and global markets has been relatively low in recent years, during 2021 and 2022, the economy in the United States and global markets encountered a material increase in the level of inflation. The impact of COVID-19, geopolitical developments such as the Russia-Ukraine and the Israel – Hamas conflicts and global supply chain disruptions continue to increase uncertainty in the outlook of near-term and long-term economic activity, including whether inflation will continue and how long, and at what rate. Additionally, increases in inflation, along with the uncertainties surrounding geopolitical developments and global supply chain disruptions, have caused, and may in the future cause, global economic uncertainty and uncertainty about the interest rate environment, which may make it more difficult, costly or dilutive for us to secure financing. A failure to adequately respond to these risks could have a material adverse impact on our financial condition, results of operations or cash flows.

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

A recent 1% U.S. federal excise tax could be imposed on us in connection with redemptions by us of our shares of common stock.

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

Any redemption or other repurchase that occurs after December 31, 2022 may be subject to the excise tax, including in connection with an initial business combination, certain amendments to our charter or otherwise. Whether and to what extent we would be subject to the excise tax would depend on a number of factors, including (i) the fair market value of the redemptions and repurchases in connection with an initial business combination, certain amendments to our charter or otherwise, (ii) the structure of an initial business combination, (iii) the nature and amount of any “PIPE” or other equity issuances in connection with an initial business combination (or otherwise issued not in connection with such initial business combination but issued within the same taxable year of such initial business combination) and (iv) the content of regulations and other guidance from the Treasury. In addition, because the excise tax would be payable by us, and not by the redeeming holder, the mechanics of any required payment of the excise tax have not been determined. The proceeds placed in the trust account in connection with our initial public offering and any Extension Payments, as well as any interest earned thereon, will not be used to pay for any excise tax payable pursuant to the IR Act. As of December 31, 2023, we recognized $2,870,720 in excise tax payable related to share redemptions.

We may not be able to complete an initial business combination with a U.S. target company such as Bolt Threads if such initial business combination is subject to U.S. foreign investment regulations and review by a U.S. government entity such as the Committee on Foreign Investment in the United States (CFIUS), or ultimately prohibited.

Our sponsor, Golden Arrow Sponsor, LLC, is a Delaware limited liability company, and is not controlled by, nor has substantial ties with any non-U.S. person. We do not expect the Company to be considered a “foreign person” under the regulations administered by CFIUS. However, if our initial business combination with a U.S. business is subject to CFIUS review, the scope of which was expanded by the Foreign Investment Risk Review Modernization Act of 2018 (“FIRRMA”), to include certain non-passive, non-controlling investments in sensitive U.S. businesses and certain acquisitions of real estate even with no underlying U.S. business, FIRRMA, and subsequent implementing regulations that are now in force, also subjects certain categories of investments to mandatory filings. If our proposed business combination with Bolt Threads or another potential initial business combination with a U.S. business falls within CFIUS’s jurisdiction, we may determine that we are required to make a mandatory filing or that we will submit a voluntary notice to CFIUS, or to proceed with the initial business combination without notifying CFIUS and risk CFIUS intervention, before or after closing the initial business combination. CFIUS may decide to block or delay our initial business combination, impose conditions to mitigate national security concerns with respect to such initial business combination or order us to divest all or a portion of a U.S. business of the combined company without first obtaining CFIUS clearance, which may limit the attractiveness of or prevent us from pursuing certain initial business combination opportunities that we believe would otherwise be beneficial to us and our shareholders. As a result, the pool of potential targets with which we could complete an initial business combination may be limited and we may be adversely affected in terms of competing with other special purpose acquisition companies which do not have similar foreign ownership issues.

Moreover, the process of government review, whether by the CFIUS or otherwise, could be lengthy and we have limited time to complete our initial business combination. If we cannot complete our initial business combination by the Extended Date because the review process drags on beyond such timeframe or because our initial business combination is ultimately prohibited by CFIUS or another U.S. government entity, we may be required to liquidate. If we liquidate, our public stockholders may only receive an amount per share that will be determined by when we liquidate, and our warrants will expire worthless. This will also cause you to lose the investment opportunity in a target company and the chance of realizing future gains on your investment through any price appreciation in the combined company.

ITEM 1B. UNRESOLVED STAFF COMMENTS

None.

ITEM 1C. CYBERSECURITY

Not required.

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

Holders of Record

On March 15, 2024, there were 1 holder of record of our units, 2 holders of record of our Class A common stock, 4 holders of record of our Class B common stock and 3 holders of record of our warrants. Such numbers do not include beneficial owners holding our securities through nominee names.

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

Use of Proceeds from our Initial Public Offering

On March 19, 2021, we consummated our initial public offering of 28,750,000 units and on May 6, 2021, we consummated the sale of an additional 3,750,000 units as a result of the exercise in full of the underwriters’ over-allotment option, in each case at an offering price of $10.00 per unit, generating total gross proceeds of $287,500,000. The securities sold in our initial public offering were registered under the Securities Act on registration statement on Form S-1 (No. 333-253465). The registration statement became effective on March 16, 2021. In connection with the votes to approve the First Extension, the holders of 26,649,519 shares of Class A common stock of the Company properly exercised their right to redeem their shares for cash at a redemption price of approximately $10.16 per share, for an aggregate redemption amount of approximately $270,869,315, leaving approximately $21,349,573 in the trust account. In connection with the votes to approve the Second Extension, the holders of 1,522,544 shares of Class A common stock of the Company properly exercised their right to redeem their shares for cash at a redemption price of approximately $10.71 per share, for an aggregate redemption amount of approximately $16.3 million, leaving approximately $6.2 million in the trust account.

ITEM 6. [RESERVED]

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis of the Company’s financial condition and results of operations should be read in conjunction with our audited financial statements and the notes related thereto which are included in “Item 8. Financial Statements and Supplementary Data” of this Annual Report. Certain information contained in the discussion and analysis set forth below includes forward-looking statements. Our actual results may differ materially from those anticipated in these forward-looking statements as a result of many factors, including those set forth under “Special Note Regarding Forward-Looking Statements,” “Item 1A. Risk Factors” and elsewhere in this Annual Report.

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

Proposed Business Combination

Business Combination Agreement

On October 4, 2023, the Company entered into a Business Combination Agreement with Merger Sub and Bolt Threads.

Pursuant to the Business Combination Agreement, the parties will consummate a business combination transaction pursuant to which Merger Sub will merge with and into Bolt Threads, with Bolt Threads surviving the merger as a wholly-owned subsidiary of the Company.

The Business Combination is expected to be consummated after receipt of the required approvals by the stockholders of the Company and Bolt Threads and the satisfaction or waiver of certain other customary conditions.

The aggregate equity consideration to be paid to Bolt Threads’ stockholders and option holders in the Business Combination will be equal to the quotient of (i) $250,000,000 divided by (ii) $10.00.

Related Agreements

PIPE Subscription Agreements

Concurrently with the execution of the Business Combination Agreement, the PIPE Investors, including the Sponsor, entered into PIPE Subscription Agreements pursuant to which the PIPE Investors committed to purchase in a private placement up to 2,734,433 PIPE Shares at a purchase price of $10.00 per share and an aggregate PIPE Investment of up to $27,344,330. The purchase of the PIPE Shares is conditioned upon, among other things, the consummation of the Business Combination and will be consummated immediately prior to or substantially concurrently with the Closing. On February 28, 2024, the PIPE Investors entered into amendments to the PIPE Subscription Agreements which reduced their aggregate commitment to purchase PIPE Shares to 2,287,464 at a purchase price of $10.00 per share, for an aggregate PIPE Investment of up to $22,874,640.

Pursuant to the PIPE Subscription Agreement executed by the Sponsor, the Sponsor has agreed to purchase 656,499 shares of Class A common stock at a purchase price of $10.00 per share for an aggregate purchase price of $6,564,990. However, the number of subscribed shares to be purchased thereunder by the Sponsor will be reduced by the number of shares of Class A common stock that have not been elected for redemption as of the expiration of the redemption period related to the Closing and that are held by certain individuals mutually agreed upon by the Company and Bolt Threads at any time from the date of the execution of the agreement up to immediately prior to the expiration of such redemption period.

Registration Rights and Lock-up Agreement

The Business Combination Agreement provides that, in connection with the Closing, the Post-Combination Company, certain stockholders of Bolt Threads, our Sponsor and certain of our stockholders will enter into the Registration Rights and Lock-up Agreement, pursuant to which the Post-Combination Company will agree to register for resale the Post-Combination Company common stock and other equity securities that are held by the parties thereto from time to time.

Additionally, pursuant to the Registration Rights and Lock-up Agreement, certain Bolt Threads stockholders and the Sponsor will be subject to certain restrictions on transfer with respect to the shares of the Post-Combination Company common stock issued as part of the transaction consideration and certain shares of the Post-Combination Company common stock held by the Sponsor and certain stockholders of the Company.

Sponsor Support Agreement

In connection with the execution of the Business Combination Agreement, we entered into a Sponsor Support Agreement with the Sponsor and Bolt Threads. Pursuant to the Sponsor Support Agreement, the Sponsor has, among other things, agreed to vote all of its shares of capital stock in favor of the approval of the Transactions. In addition, the Sponsor has agreed that 1,437,500 Sponsor Shares will be unvested and subject to forfeiture as of the Closing and will only vest if, during the five year period following the Closing, (i) the volume weighted average price of the Post-Combination Company common stock equals or exceeds $12.50 (as adjusted for stock splits, stock dividends, reorganizations, recapitalizations and the like) for any twenty trading days within a period of thirty consecutive trading days or (ii) there is a change of control of the Company. Any Sponsor Shares that remain unvested after the fifth anniversary of the Closing will be forfeited. The Sponsor Support Agreement will terminate upon the earliest of (i) the effective time of the Merger, (ii) the termination of the Business Combination Agreement if the Closing does not occur, and (iii) the written agreement of the parties terminating the Sponsor Support Agreement.

Stockholder Support Agreement

In connection with the execution of the Business Combination Agreement, we entered into the Stockholder Support Agreement with Bolt Threads and certain stockholders of Bolt Threads pursuant to which such stockholders have, among other things, agreed to vote to adopt and approve, upon the registration statement on Form S-4 being declared effective, the Business Combination Agreement and all other documents and transactions contemplated thereby and to subject their shares to certain transfer restrictions. The Stockholder Support Agreement will terminate upon the earliest of (i) the effective time of the Merger, (ii) the termination of the Business Combination Agreement if the Closing does not occur, and (iii) the written agreement of the parties terminating the Stockholder Support Agreement.

First Extension

On March 15, 2023, our stockholders approved a charter amendment which extended the date by which we have to consummate a business combination for an additional nine months, from March 19, 2023 to up to December 19, 2023 by electing to extend the date to consummate an initial business combination on a monthly basis for up to nine times by an additional one month each time after March 15, 2023, until December 19, 2023 or a total of up to nine months after March 15, 2023, or such earlier date as determined by our Board, unless the closing of the initial business combination shall have occurred, provided that the Sponsor (or its affiliates or permitted designees) deposited into the trust account an amount determined by multiplying $0.03 by the number of public shares then outstanding, up to a maximum of $105,000 for each such one-month extension unless the closing of our initial business combination shall have occurred, in exchange for a non-interest bearing, unsecured promissory note payable upon consummation of a business combination.

In connection with the votes to approve the First Extension, the holders of 26,649,519 shares of Class A common stock properly exercised their right to redeem their shares for cash at a redemption price of approximately $10.16 per share, for an aggregate redemption amount of $270,769,687, leaving $21,467,825 in the trust account.

On March 16, 2023, our sponsor voluntarily converted the 7,047,500 shares of Class B common stock it held into 7,047,500 shares of Class A common stock in accordance with the charter. Following the implementation of the First Extension and the Conversion, we had 9,147,981 shares of Class A common stock outstanding and 140,000 shares of Class B common stock outstanding.

Second Extension

On December 12, 2023, we held a special meeting in which the stockholders approved a charter amendment to extend the date by which we have to consummate a business combination for an additional nine months from December 19, 2023 to September 19, 2024 by electing to extend the date to consummate an initial business combination on a monthly basis for up to nine times by an additional one month each time after December 19, 2023, until September 19, 2024 or a total of up to nine months after December 19, 2023, or such earlier date as determined by our Board, unless the closing of our initial business combination shall have occurred, provided that the Sponsor (or its affiliates or permitted designees) will deposit into the trust account an amount determined by multiplying $0.02 by the number of public shares then outstanding, up to a maximum of $20,000 for each such one-month extension unless the closing of our initial business combination shall have occurred, in exchange for a non-interest bearing, unsecured promissory note payable upon consummation of a business combination.

In connection with the votes to approve the Second Extension, the holders of 1,522,544 shares of Class A common stock of the Company properly exercised their right to redeem their shares for cash at a redemption price of approximately $10.71 per share, for an aggregate redemption amount of approximately $16.3 million, leaving approximately $6.2 million in the trust account.

As of December 31, 2023, ten Extension Payments were made for a total of $578,694.

On January 18, 2024 and February 18, 2024, additional extension payments of $11,559 each were made which extended the deadline by which we must complete a business combination to March 19, 2024.

Results of Operations

We have neither engaged in any operations nor generated any revenues to date. Our only activities from December 31, 2020 (inception) through December 31, 2023 were organizational activities, those necessary to prepare for the Initial Public Offering, described below, and, subsequent to the initial public offering, identifying a target company for a business combination. We do not expect to generate any operating revenues until after the completion of our business combination. We generate non-operating income in the form of interest income on marketable securities held in the trust account (defined below). We incur expenses as a result of being a public company (for legal, financial reporting, accounting and auditing compliance), as well as for due diligence expenses.

For the year ended December 31, 2023, we had a net loss of $1,467,612, which consisted of change in fair value of warrant liability of $1,895,834, formation and operational costs of $2,103,668 and provision for income taxes of $653,044, offset by interest earned on marketable securities held in the trust account of $3,176,694 and interest income bank in $8,240.

For the year ended December 31, 2022, we had a net income of $9,846,711, which consisted of the change in fair value of warrant liabilities of $7,138,542, change in fair value of convertible notes of $811,150, interest earned on marketable securities held in the trust account of $4,000,465, offset by formation and operational costs of $1,343,799 and provision for income taxes of $759,647.

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

Following the initial public offering and the sale of the private placement warrants, a total of $250,000,000 was placed in the trust account. We incurred $14,246,969 in initial public offering related costs, including $5,000,000 of underwriting fees, $8,750,000 of deferred underwriting fees and $496,969 of other offering costs. On February 2, 2024, the Company, BTIG and Bolt Threads entered into an amendment to the underwriting agreement, pursuant to which $500,000 will be deposited and held in the trust account and payable in cash directly from the trust account, without accrued interest, to BTIG for its own account upon consummation of our initial Business Combination. Additionally, upon consummation of our initial Business Combination, BTIG will receive shares of post-combination company common stock equivalent to the greater of: (i) 500,000 shares of post-combination company common stock, or (ii) the number of shares calculated by dividing (x) $5,000,000 by (y) the VWAP of the post-combination company common stock over the three trading days immediately preceding the initial filing of the resale registration statement, provided that clause (y) will not be less than $8.00. The deferred fee will become payable to the underwriters solely in the event that we complete the Business Combination, subject to the terms of the underwriting agreement, as amended.

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

In connection with the votes to approve the First Extension, the holders of 26,649,519 shares of Class A common stock properly exercised their right to redeem their shares for cash at a redemption price of approximately $10.16 per share, for an aggregate redemption amount of approximately $270,869,315, leaving approximately $21,349,572 in the trust account. Upon implementation of the First Extension, the remaining trust funds were deposited in an interest-bearing demand deposit account at a bank. In connection with the votes to approve the Second Extension, the holders of 1,522,544 shares of Class A common stock properly exercised their right to redeem their shares for cash at a redemption price of approximately $10.71 per share, for an aggregate redemption amount of approximately $16.3 million, leaving approximately $6.2 million in the trust account.

For the year ended December 31, 2023, cash used in operating activities was $1,738,493. Net loss of $1,467,612 was affected by change in fair value of warrant liability of $1,895,834 and interest earned on marketable securities held in the trust account of $3,176,694. Changes in operating assets and liabilities provided $1,009,979 of cash for operating activities.

For the year ended December 31, 2022, cash used in operating activities was $1,647,496. Net income of $9,846,711 was affected by change in fair value of warrant liabilities of $7,138,542, change in fair value of convertible notes of $811,150, interest earned on marketable securities held in the trust account of $4,000,465. Changes in operating assets and liabilities provided $455,950 of cash for operating activities.

As of December 31, 2023, we held investments in the trust account in the amount of $6,218,429. Interest income on the balance in the trust account may be used by us to pay taxes. Through December 31, 2023, we withdrew $288,183,427 from the trust account for the redemption payment and to be used towards tax payments. On October 3, 2022, we withdrew $360,000 of interest earned from the trust account to be used towards Delaware franchise tax obligations.

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

As of December 31, 2023, we had cash of $306,034. We intend to use the funds held outside the trust account primarily to identify and evaluate target businesses, perform business due diligence on prospective target businesses, travel to and from the offices, plants or similar locations of prospective target businesses or their representatives or owners, review corporate documents and material agreements of prospective target businesses, and structure, negotiate and complete a Business Combination.

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

On February 25, 2022, we issued a promissory note to the sponsor pursuant to which we may borrow up to an aggregate principal amount of $500,000. The promissory note is non-interest bearing and payable upon the consummation of a Business Combination. At the Sponsor’s discretion, the promissory note may be converted into warrants of the post-Business Combination entity at a price of $1.50 per warrant. The warrants would be identical to the Private Placement Warrants. On August 26, 2022, we issued a second promissory note to the Sponsor pursuant to which it may borrow up to an aggregate principal amount of $400,000. The promissory note is non-interest bearing and payable upon the consummation of a Business Combination. At the Sponsor’s discretion, the promissory note may be converted into warrants of the post-Business Combination entity at a price of $1.50 per warrant. The warrants would be identical to the Private Placement Warrants. On March 8, 2023, the Company issued a third promissory note to which it may borrow up to an aggregate principal amount of $750,000. The promissory note is non-interest bearing and payable upon the consummation of a Business Combination. At the Sponsor’s discretion, the promissory note may be converted into warrants of the post-Business Combination entity at a price of $1.50 per warrant, provided that the aggregate of such warrants, together with any warrants issued upon conversions pursuant to the promissory notes dated February 25, 2022 and August 26, 2022, do not exceed 1,000,000 warrants. The warrants would be identical to the Private Placement Warrants.

As of December 31, 2023 and 2022, there was an aggregate of $1,484,326 and $88,850 outstanding under the three promissory notes (together, the “Convertible Promissory Notes”), respectively. The Convertible Promissory Notes were valued at par value.

In connection with the Extension Payments, on March 17, 2023, we issued an unsecured promissory note to our Sponsor in the aggregate amount of $567,130 (the “First Extension Note”). As of December 31, 2023, we have deposited an aggregate of $567,130 of Extension Payments into the Trust Account and intends to continue to extend the Termination Date up to December 19, 2023. The First Extension Note bears no interest and the principal balance is payable on the date of the consummation of our initial business combination. The First Extension Note is not convertible into private placement warrants and the principal balance may be prepaid at any time. As of December 31, 2023, $567,130 was outstanding under this note.

On December 18, 2023, we issued an unsecured promissory note to our Sponsor in the aggregate amount of $104,029 (the “Second Extension Note” and, together with the First Extension Note, the “Extension Notes”). As of December 31, 2023, we have deposited an aggregate of $11,559 of Extension Payments into the Trust Account and intends to continue to extend the Termination Date up to January 19, 2024. The Second Extension Note bears no interest and the principal balance is payable on the date of the consummation of our initial business combination. The Second Extension Note is not convertible into private placement warrants and the principal balance may be prepaid at any time.

On January 8, 2021, we issued a non-interest bearing, unsecured promissory note to the Sponsor, pursuant to which we may borrow up to an aggregate principal amount of $200,000, which was originally due on March 19, 2021. On March 18, 2022, we amended and restated the promissory note to extend the due date of amounts outstanding under the promissory note to the earlier of December 31, 2022 and the date of consummation of our initial business combination. As of December 31, 2023 and 2022, there were no amounts outstanding under the promissory note, respectively.

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

Going Concern

As a result of the First Extension and Second Extension, we have up to September 19, 2024 to consummate a business combination, provided that the Sponsor (or its affiliates or permitted designees) will deposit into the trust account the Extension Payments. It is uncertain that we will be able to consummate a Business Combination by the Extended Date. If we are unable to raise additional funds to alleviate liquidity needs as well as complete a Business Combination by this date, there will be a mandatory liquidation and subsequent dissolution. Management has determined that the possible liquidity condition as we continue to incur costs and the mandatory liquidation, should a business combination not occur, and potential subsequent dissolution raises substantial doubt about our ability to continue as a going concern. Management plans to consummate a business combination prior to the mandatory liquidation date. No adjustments have been made to the carrying amounts of assets or liabilities should we be required to liquidate after September 19, 2024.

Off-Balance Sheet Arrangements

We have no obligations, assets or liabilities, which would be considered off-balance sheet arrangements as of December 31, 2023. We do not participate in transactions that create relationships with unconsolidated entities or financial partnerships, often referred to as variable interest entities, which would have been established for the purpose of facilitating off-balance sheet arrangements. We have not entered into any off-balance sheet financing arrangements, established any special purpose entities, guaranteed any debt or commitments of other entities, or purchased any non-financial assets.

Contractual Obligations

We do not have any long-term debt, capital lease obligations, operating lease obligations or long-term liabilities.

The underwriters were entitled to a deferred fee of $0.35 per unit, or $10,062,500 in the aggregate. On February 2, 2024, the Company, BTIG and Bolt Threads entered into an amendment to the underwriting agreement, pursuant to which $500,000 will be deposited and held in the trust account and payable in cash directly from the trust account, without accrued interest, to BTIG for its own account upon consummation of our initial Business Combination. Additionally, upon consummation of our initial Business Combination, BTIG will receive shares of post-combination company common stock equivalent to the greater of: (i) 500,000 shares of post-combination company common stock, or (ii) the number of shares calculated by dividing (x) $5,000,000 by (y) the VWAP of the post-combination company common stock over the three trading days immediately preceding the initial filing of the resale registration statement, provided that clause (y) will not be less than $8.00. The deferred fee will become payable to the underwriters solely in the event that we complete the Business Combination, subject to the terms of the underwriting agreement, as amended.

We entered into an agreement with Jones International Group for consulting services related to a search for a target business. For the year ended December 31, 2023, we incurred $20,500 of consulting fees. On February 20, 2023, the Company terminated this agreement.

Critical Accounting Policies and Estimates

The preparation of consolidated financial statements and related disclosures in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the date of the financial statements, and income and expenses during the periods reported. Actual results could materially differ from those estimates. We have identified the following critical accounting policies:

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

Common Stock Subject to Possible Redemption

We account for our common stock subject to possible conversion in accordance with the guidance in Accounting Standards Codification (“ASC”) Topic 480 “Distinguishing Liabilities from Equity.” Common stock subject to mandatory redemption is classified as a liability instrument and measured at fair value. Conditionally redeemable common stock (including common stock that features redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within our control) is classified as temporary equity. At all other times, common stock is classified as stockholders’ equity. Our common stock features certain redemption rights that are considered to be outside of our control and subject to occurrence of uncertain future events. Accordingly, common stock subject to possible redemption is presented at redemption value as temporary equity, outside of the stockholders’ deficit section of our consolidated balance sheets.

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

In December 2023, the FASB issued ASU 2023-09, Income Taxes (Topic 740): Improvements to Income Tax Disclosures (ASU 2023-09), which requires disclosure of incremental income tax information within the rate reconciliation and expanded disclosures of income taxes paid, among other disclosure requirements. ASU 2023-09 is effective for fiscal years beginning after December 15, 2024. Early adoption is permitted. The Company’s management does not believe the adoption of ASU 2023-09 will have a material impact on its consolidated financial statements and disclosures.

Management does not believe that any recently issued, but not yet effective, accounting standards, if currently adopted, would have a material effect on our consolidated financial statements.

Item 7A. Quantitative and Qualitative Disclosures about Market Risk

Not required for smaller reporting companies.

Item 8. Financial Statements and Supplementary Data

This information appears following Item 15 of this Report and is included herein by reference.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A. Controls and Procedures.

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

Evaluation of Disclosure Controls and Procedures

As required by Rules 13a-15 and 15d-15 under the Exchange Act, our Chief Executive Officer and Chief Financial Officer carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of December 31, 2023. Based upon their evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) were not effective, due solely to the material weakness in our internal control over financial reporting related to the Company’s accounting for complex financial instruments. As a result, we performed additional analysis as deemed necessary to ensure that our financial statements were prepared in accordance with GAAP. Accordingly, management believes that the financial statements included in this Annual Report present fairly in all material respects our financial position, results of operations and cash flows for the period presented.

Management’s Annual Report on Internal Control Over Financial Reporting

As required by SEC rules and regulations implementing Section 404 of the Sarbanes-Oxley Act, our management is responsible for establishing and maintaining adequate internal control over financial reporting. Our internal control over financial reporting is designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of our financial statements for external reporting purposes in accordance with GAAP. Our internal control over financial reporting includes those policies and procedures that:

(1)	pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of our company,
(2)

provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with GAAP, and that our receipts and expenditures are being made only in accordance with authorizations of our management and directors, and

(3)	provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of our assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect errors or misstatements in our financial statements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree or compliance with the policies or procedures may deteriorate. Management assessed the effectiveness of our internal control over financial reporting at December 31, 2023. In making these assessments, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control — Integrated Framework (2013). Based on our assessments and those criteria, management determined that we did not maintain effective internal control over financial reporting as of December 31, 2023.

This Annual Report does not include an attestation report of our independent registered public accounting firm due to our status as an emerging growth company under the JOBS Act.

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

ITEM 9B. OTHER INFORMATION

None.

ITEM 9C. DISCLOSURE REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTIONS

Not applicable.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Directors and Executive Officers

Our current directors and executive officers are listed below.

Name	Age	Position
Timothy Babich	48	Chief Executive Officer and Chief Financial Officer
Jacob Doft	55	Chairman of the Board of Directors
Lance Hirt	57	Director
Andrew Rechtschaffen	47	Director
Brett Barth	53	Independent Director
Lloyd Dean	74	Independent Director
Jack Hidary	56	Independent Director
Steven Klosk	67	Independent Director

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

Andrew Rechtschaffen has served as one of our directors since our inception. Since 2017, Mr. Rechtschaffen serves as Founder and Chief Executive Officer of AREX Capital Management, LP, an equities-focused investment firm. Prior to AREX, Mr. Rechtschaffen was a Partner at Greenlight Capital where he was a member of the investment team from 2002 to 2005 and 2011 to 2017, becoming a Partner in 2005 and again in 2014. Between these periods, he was a Managing Director at Citadel Investment Group managing a multi-billion-dollar portfolio in the Principal Strategies Group and the founder of Obrem Capital Management. He began his career as an Associate in Morgan Stanley’s Investment Banking Division. Mr. Rechtschaffen served as director of Fiesta Restaurant Group, Inc. (Nasdaq: FRGI) from 2020 until the company was privately acquired in 2023, and currently serves as a director of the Wharton Alumni Executive Board. Mr. Rechtschaffen was awarded the Alan C. Greenberg Young Leadership Award by UJA-Federation of New York, Wall Street & Financial Services Division. Mr. Rechtschaffen graduated from the Wharton School at the University of Pennsylvania, summa cum laude, with a Bachelor of Science degree and an MBA.

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

Lloyd Dean has served on our board of directors since March 2021. He has served as chief executive emeritus and founding executive of CommonSpirit Health since August 2022, having served as its chief executive officer from 2019 to 2022. From 2000 to 2019, he served as president and chief executive officer of Dignity Health( f/k/a Catholic Healthcare West), one of the nation’s largest non-profit healthcare systems, until its transition to CommonSpirit Health. Prior to that, Mr. Dean served as chief operating officer of Advocate Health Care from 1997 to 2000. Since 2015, Mr. Dean has served on the board of McDonald’s Corporation, a publicly traded company, and currently chairs the McDonald’s Board Compensation Committee. He also serves on the boards of Guidehouse, Nox Health and Progyny, Inc., a publicly traded company, and has been appointed to the NY Governor’s Future of Health Care Task Force and chairs its Hospital Subcommittee. Previously, he served on the boards of Bay Area Council (past chair), Catholic Health Association of the USA (past chair), Committee on Jobs (past chair), an organization that brings employment to the San Francisco Bay Area, Cytori Therapeutics (past chair), Mercy Housing California and Wells Fargo & Company. In 2019, California Governor Gavin Newsom appointed Mr. Dean to his Task Force on Business and Jobs Recovery. He also co-chaired the California Future Health Workforce Commission, which developed a strategic plan to strengthen California’s future health workforce.

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

Steven Klosk has served on our board of directors since March 2021. Mr. Klosk served as a director of Cambrex Corporation (formerly NYSE: CBM), a leading global small molecule contract development and manufacturing organization (“Cambrex”), from 2008 until June 2020, and served as its President and Chief Executive Officer from 2008 until its acquisition by Permira in December 2019 and remained Chief Executive Officer through June 2020. Having joined Cambrex in 1992, Mr. Klosk held positions of increasing responsibility, including Executive Vice President, Administration, through 2005, when he assumed direct responsibility for the leadership of the Biopharmaceutical Business Unit as Chief Operating Officer. In August 2006, Mr. Klosk assumed the responsibility of the Pharma business as Executive Vice President and Chief Operating Officer – Biopharma & Pharma, and in February 2007, was appointed to Executive Vice President, Chief Operating Officer and President, Pharmaceutical Products and Services, the last role he held prior to being appointed President and Chief Executive Officer. Earlier in his career Mr. Klosk served as Vice President, Administration for The Genlyte Group, Inc., a publicly traded producer of lighting fixtures. Mr. Klosk earned a B.S. from Cornell University and a J.D. from New York Law School. Mr. Klosk has served on the board of directors of Lisata Therapeutics. (Nasdaq: LSTA) since 2014. He also currently serves on the board of directors of Recipharm and BIOVECTRA, each a pharmaceutical contract development and manufacturing organization (“CDMO”), NJ Biopharmaceuticals LLC, a pharmaceutical contract research organization and BioIVT, a global provider of biologic specimens for pharma/biotech research. Mr. Klosk also serves as Chairman of the board of directors of Formulated Solutions, a topicals CDMO.

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

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth information regarding the beneficial ownership of our shares of common stock as of March 15, 2024 based on information obtained from the persons named below, with respect to the beneficial ownership of shares of our common stock by:

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

Name and Address of Beneficial Owner(1)	Number of Shares of Class A Common Stock Beneficially Owned(2)	Number Shares of Class B Common Stock Beneficially Owned(2)	Approximate Percentage of Outstanding Common Stock(3)
Golden Arrow Sponsor, LLC(4)	7,047,500	-	90.8%
Timothy Babich(4)	7,047,500	-	90.8%
Jacob Doft(4)	7,047,500		90.8%
Lance Hirt(4)	7,047,500	-	90.8%
Andrew Rechtschaffen(4)	7,047,500	-	90.8%
Brett Barth	-	35,000	*
Lloyd Dean	-	35,000	*
Jack Hidary	-	35,000	*
Steven Klosk	-	35,000	*
All executive officers and directors as a group (8 individuals)	7,047,500	140,000	92.6%

*	Less than one percent.

(1)	Unless otherwise noted, the business address of each of the following entities or individuals is c/o Golden Arrow Merger Corp., 10 E. 53rd Street, 13th Floor, New York, NY 10022.

(2)	Interests shown consist solely of founder shares. On March 16, 2023, our sponsor voluntarily converted the 7,047,500 shares of Class B common stock it held into 7,047,500 shares of Class A common stock in accordance with our charter. The remaining shares of Class B common stock will automatically convert into shares of Class A common stock at the time of our initial business combination, or earlier at the option of the holder, on a one-for-one basis, subject to adjustment.

(3)	Based on 7,765,437 shares of common stock outstanding at March 15, 2024, of which 7,625,437 were Class A common stock and 140,000 were Class B common stock.

(4)	Golden Arrow Sponsor, LLC, our sponsor, is the record holder of the shares of Class A common stock reported herein. According to a Schedule 13G filed on February 14, 2022, our sponsor is controlled by Messrs. Babich, Doft, Hirt and Rechtschaffen. Accordingly, Messrs. Babich, Doft, Hirt and Rechtschaffen share voting and dispositive power over the shares of Class A common stock held by our sponsor and may be deemed to beneficially own such shares.

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

As a result of redemptions in connection with the Extensions, as of the date of this Annual Report, the founder shares represent approximately 92.6% of our outstanding shares of common stock.

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

On February 25, 2022 and August 26, 2022, we issued the 2022 Convertible Promissory Notes to our sponsor pursuant to which we may borrow up to an aggregate principal amount of $500,000 and $400,000, respectively. The 2022 Convertible Promissory Notes are non-interest bearing, unsecured and payable upon consummation of our initial business combination. At our sponsor’s discretion, the 2022 Convertible Promissory Notes may be converted into warrants of the post-business combination entity at a price of $1.50 per warrant. The warrants would be identical to the private placement warrants. As of December 31, 2023, there was a $900,000 balance outstanding under the 2022 Convertible Promissory Notes.

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

In connection with the First Extension, on March 17, 2023, we issued the First Extension Note to our Sponsor, in the aggregate amount of $567,130. In connection with the Second Extension, on December 12, 2023, we issued the Second Extension Note to our Sponsor, in the aggregate amount of $104,029. The Extension Notes bear no interest and the respective principal balances are payable on the date of the consummation of our initial business combination. The Extension Notes are not convertible into Private Placement Warrants and the respective principal balances may be prepaid at any time.

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

In connection with our initial public offering, we entered into a registration rights agreement with the sponsor, and our directors and officers, with respect to the founder shares, private placement warrants and warrants that may be issued upon conversion of working capital loans and the shares of Class A common stock issuable upon exercise of the foregoing and upon conversion of the founder shares (the “Legacy Registration Rights Agreement”).

In connection with the Business Combination, we have entered into a registration rights agreement with the Sponsor, and our directors and officers, with respect to the founder shares, Private Placement Warrants and warrants that may be issued upon conversion of working capital loans and the shares of Class A common stock issuable upon exercise of the foregoing and upon conversion of the founder shares. The Business Combination Agreement contemplates that, prior to or concurrently with the Closing, the Post-Combination Company, certain stockholders of Bolt Threads, independent directors of the Company and Sponsor will enter into the Registration Rights and Lock-up Agreement, pursuant to which the Post-Combination Company will agree to register for resale, pursuant to Rule 415 under the Securities Act, certain shares of Post-Combination Company Common Stock and other equity securities of the Post-Combination Company that are held by the parties thereto from time to time, subject to the restrictions on transfer therein. The stockholders who are party to the Registration Rights and Lock-up Agreement will also have customary demand and piggyback registration rights for so long as their securities of the Post-Combination Company constitute “registrable securities” for purposes of the agreement. The Post-Combination Company will bear the expenses incurred in connection with the filing of any such registration statements and any offering conducted pursuant to the terms of the Registration Rights and Lock-up Agreement, except that the stockholders will pay their own brokerage and underwriting commissions.

Additionally, pursuant to the Registration Rights and Lock-up Agreement, certain Bolt Threads stockholders and the Sponsor will be subject to certain restrictions on transfer with respect to the shares of Post-Combination Company Common Stock issued as part of the transaction consideration and certain shares of Post-Combination Company Common Stock held by the Sponsor and certain stockholders of the Company (the “Lock-Up Shares”). Such restrictions begin at Closing and end on the date that is 180 days after the Closing, subject to certain exceptions, including that the Sponsor will be permitted to sell up to $2,875,000 of Post-Combination Company Common Stock during such period to cover any excise tax liability of the Company for 2023 under Section 4501 of the Internal Revenue Code arising from redemptions of shares of Class A Common Stock by our stockholders.

The Registration Rights and Lock-up Agreement will result in the termination of the Legacy Registration Rights Agreement.

In connection with the Business Combination, on October 4, 2023, the Sponsor entered into a Subscription Agreement, as amended on February 28, 2024, whereby the Sponsor agreed to purchase 656,499 shares of Class A Common Stock at a purchase price of $10.00 per share for an aggregate purchase price of $6,564,990. However, the number of subscribed shares to be purchased thereunder by the Sponsor will be reduced by the number of shares of Class A Common Stock that have not been elected for redemption as of the expiration of the redemption period related to the Closing and that are held by certain individuals mutually agreed upon by the Company and Bolt Threads at any time from the date of the execution of the agreement up to immediately prior to the expiration of such redemption period.

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

Item 14. Principal Accountant Fees and Services.

The firm of WithumSmith+Brown, PC, or Withum, acts as our independent registered public accounting firm. The following is a summary of fees paid to Withum for services rendered.

Audit Fees. For the year ended December 31, 2023 and 2022, fees for our independent registered public accounting firm were approximately $107,900 and $138,720, respectively, for the services Withum performed in connection with our Initial Public Offering and the audit of our December 31, 2023 and 2022 financial statements included in this Annual Report.

Audit-Related Fees. For the year ended December 31, 2023 and 2022, our independent registered public accounting firm did not render assurance and related services related to the performance of the audit or review of financial statements.

Tax Fees. For the year ended December 31, 2023 and 2022, tax fees were approximately $13,000 and $9,360, respectively, for services Withum provided to us for tax compliance, tax advice and tax planning.

All Other Fees. For the year ended December 31, 2023 and 2022, there were no fees billed for products and services provided by our independent registered public accounting firm other than those set forth above.

Pre-Approval Policy

Our audit committee was formed upon the consummation of our Initial Public Offering. As a result, the audit committee did not pre-approve all of the foregoing services, although any services rendered prior to the formation of our audit committee were approved by our board of directors. Since the formation of our audit committee, and on a going-forward basis, the audit committee has and will pre-approve all auditing services and permitted non-audit services to be performed for us by our auditors, including the fees and terms thereof (subject to the de minimis exceptions for non-audit services described in the Exchange Act which are approved by the audit committee prior to the completion of the audit).

Item 15. Exhibits, Financial Statement Schedules

(a)	The following documents are filed as part of this Form 10-K:

(1)	Financial Statements:

(2)	Financial Statement Schedules:

None.

(3)	Exhibits

We hereby file as part of this Report the exhibits listed in the attached Exhibit Index. Exhibits which are incorporated herein by reference can be inspected and copied at the public reference facilities maintained by the SEC, 100 F Street, N.E., Room 1580, Washington, D.C. 20549. Copies of such material can also be obtained from the Public Reference Section of the SEC, 100 F Street, N.E., Washington, D.C. 20549, at prescribed rates or on the SEC website at www.sec.gov.

Exhibit No.	Description
2.1(1)	Business Combination Agreement, dated as of October 4, 2023, by and among Golden Arrow Merger Corp., Beam Merger Sub, Inc. and Bolt Threads, Inc.
3.1(2)	Amended and Restated Certificate of Incorporation.
3.2(3)	Certificate of Amendment to the Amended and Restated Certificate of Incorporation of Golden Arrow Merger Corp., dated March 15, 2023.
3.3(4)	Certificate of Amendment to the Amended and Restated Certificate of Incorporation of Golden Arrow Merger Corp., dated December 12, 2023.
3.4(5)	Bylaws.
4.1(6)	Specimen Unit Certificate.
4.2(6)	Specimen Class A Common Stock Certificate.
4.3(6)	Specimen Warrant Certificate.
4.4(2)	Warrant Agreement, dated March 16, 2021, between the Registrant and Continental Stock Transfer & Trust Company.
4.5(7)	Description of Securities of the Registrant.
10.1(5)	Promissory Note, dated January 8, 2021, issued to Golden Arrow Sponsor, LLC.
10.2(5)	Subscription Agreement, dated January 8, 2021, between the Registrant and Golden Arrow Sponsor, LLC.
10.3(2)	Letter Agreement, dated March 16, 2021, among the Registrant, Golden Arrow Sponsor, LLC and each of the executive officers and directors of the Registrant.
10.4(2)	Investment Management Trust Agreement, dated March 16, 2021, between the Registrant and Continental Stock Transfer & Trust Company.
10.5(3)	Amendment to the Investment Management Trust Agreement, dated March 15, 2023, by and between the Registrant and Continental Stock Transfer & Trust Company.
10.6(2)	Registration Rights Agreement, dated March 16, 2021, among the Registrant, Golden Arrow Sponsor, LLC and each of the executive officers and directors of the Registrant.
10.7(2)	Private Placement Warrants Purchase Agreement, dated March 16, 2021, between the Registrant and Golden Arrow Sponsor, LLC.
10.8(2)	Form of Indemnity Agreement.
10.9(7)	Amended and Restated Promissory Note, dated March 18, 2022, issued to Golden Arrow Sponsor, LLC.

10.10(7)	Promissory Note, dated February 25, 2022, issued to Golden Arrow Sponsor, LLC.
10.11(8)	Promissory Note, dated August 26, 2022, issued by Golden Arrow Merger Corp. to Golden Arrow Sponsor LLC.
10.12(9)	Promissory Note, dated March 8, 2023, issued by Golden Arrow Merger Corp. to Golden Arrow Sponsor LLC.
10.13(3)	Promissory Note, dated March 17, 2023, issued by Golden Arrow Merger Corp. to Golden Arrow Sponsor LLC.
10.14(4)	Promissory Note, dated December 18, 2023, issued by Golden Arrow Merger Corp. to Golden Arrow Sponsor LLC.
10.15(1)	Form of Amended and Restated Registration Rights and Lock-Up Agreement.
10.16(1)	Form of PIPE Subscription Agreement.
10.17*	Form of Amendment to PIPE Subscription Agreement.
10.18(1)	Sponsor Support Agreement, dated as of October 4, 2023, by and among Golden Arrow Sponsor, LLC, Golden Arrow Merger Corp. and Bolt Threads, Inc.
10.19(1)	Stockholder Support Agreement, dated as of October 4, 2023, by and among Golden Arrow Merger Corp., Bolt Threads, Inc. and certain other stockholder parties thereto.
10.20*	Letter Agreement/Amendment to Underwriting Agreement, dated as of February 2, 2024, by and among Golden Arrow Merger Corp., Bolt Threads, Inc. and BTIG LLC.
31.1*	Certification of Chief Executive Officer and Chief Financial Officer required by Rule 13a-14(a) or Rule 15d-14(a).
32.1**	Certification of Chief Executive Officer and Chief Financial Officer required by Rule 13a-14(b) or Rule 15d-14(b) and 18 U.S.C. 1350.
97*	Golden Arrow Merger Corp. Policy for Recovery of Erroneously Awarded Compensation.
101.INS*	Inline XBRL Instance Document.
101.SCH*	Inline XBRL Taxonomy Extension Schema.
101.CAL*	Inline XBRL Taxonomy Calculation Linkbase.
101.LAB*	Inline XBRL Taxonomy Label Document.
101.DEF*	Inline XBRL Definition Linkbase Document.
101.PRE*	Inline XBRL Definition Linkbase Document.
104*	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).

*	Filed herewith.

**	Furnished herewith.

(1)	Incorporated by reference to an exhibit to the Registrant’s Current Report on Form 8-K (File No. 001-40223), filed with the SEC on October 4, 2023.

(2)	Incorporated by reference to an exhibit to the Registrant’s Current Report on Form 8-K (File No. 001-40223), filed with the SEC on March 22, 2021.

(3)	Incorporated by reference to an exhibit to the Registrant’s Current Report on Form 8-K (File No. 001-40223), filed with the SEC on March 22, 2023.

(4)	Incorporated by reference to an exhibit to the Registrant’s Current Report on Form 8-K (File No. 001-40223), filed with the SEC on December 18, 2023.

(5)	Incorporated by reference to an exhibit to the Registrant’s Registration Statement on Form S-1 (File No. 333-253465), filed with the SEC on February 24, 2021.

(6)	Incorporated by reference to an exhibit to the Registrant’s Registration Statement on Form S-1, as amended (File No. 001-253465), filed with the SEC on March 5, 2021.

(7)	Incorporated by reference to an exhibit to the Registrant’s Annual Report on Form 10-K (File No. 001-40223), filed with the SEC on March 31, 2022.

(8)	Incorporated by reference to an exhibit to the Registrant’s Current Report on Form 8-K (File No. 001-40223), filed with the SEC on September 1, 2022.

(9)	Incorporated by reference to an exhibit to the Registrant’s Current Report on Form 8-K (File No. 001-40223), filed with the SEC on March 10, 2023.

ITEM 16. FORM 10-K SUMMARY

None.

GOLDEN ARROW MERGER CORP.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Stockholders and the Board of Directors of

Golden Arrow Merger Corp.:

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Golden Arrow Merger Corp. and its subsidiary (the “Company”) as of December 31, 2023 and 2022, the related consolidated statements of operations, changes in stockholders’ deficit, and cash flows for the years then ended, and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2023 and 2022, and the results of its operations and its cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

Going Concern

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the consolidated financial statements, if the Company is unable to raise additional funds to alleviate liquidity needs and complete a business combination by September 19, 2024, then the Company will cease all operations except for the purpose of liquidating. The liquidity condition and date for mandatory liquidation and subsequent dissolution raise substantial doubt about the Company’s ability to continue as a going concern. Management's plans in regard to these matters are also described in Note 1. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Basis for Opinion

These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company's consolidated financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (“PCAOB”) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits, we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting. Accordingly, we express no such opinion.

Our audits included performing procedures to assess the risks of material misstatement of the consolidated financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the consolidated financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the consolidated financial statements. We believe that our audits provide a reasonable basis for our opinion.

/s/ WithumSmith+Brown,PC

We have served as the Company's auditor since 2020.

New York, New York

March 15, 2024

PCAOB Number 100

GOLDEN ARROW MERGER CORP.

CONSOLIDATED BALANCE SHEETS

	December 31,	December 31,
	2023	2022
ASSETS
Current Assets
Cash	$306,034	$348,749
Prepaid expenses	152,663	72,297
Total Current Assets	458,697	421,046

Investments held in Trust Account	6,218,429	290,646,467
Total Assets	$6,677,126	$291,067,513

LIABILITIES, CLASS A COMMON STOCK SUBJECT TO POSSIBLE REDEMPTION, AND STOCKHOLDERS’ DEFICIT
Current Liabilities
Accounts payable and accrued expenses	$1,135,140	$249,489
Promissory note – related party	578,689	—
Convertible notes - related party	1,484,326	88,850
Excise tax payable	2,870,720	—
Income taxes payable	453,342	248,647
Total Current Liabilities	6,522,217	586,986

Deferred underwriting fee payable	10,062,500	10,062,500
Warrant liabilities	2,041,667	145,833
Total Liabilities	18,626,384	10,795,319

Commitments and Contingencies
Class A common stock subject to possible redemption, $0.0001 par value, 200,000,000 shares authorized, 577,937 and 28,750,000 shares at a redemption value of $10.76 per share at December 31, 2023 and $10.10 per share at December 31, 2022, respectively	6,228,145	290,357,770

Stockholders’ Deficit
Preferred stock, $0.0001 par value; 1,000,000 shares authorized; none issued or outstanding at December 31, 2023 and 2022	—	—
Class A common stock, $0.0001 par value; 200,000,000 shares authorized; 7,047,500 and no shares issued or outstanding (excluding 577,937 and 28,750,000 shares subject to possible redemption) at December 31, 2023 and 2022, respectively	705	—
Class B common stock, $0.0001 par value; 20,000,000 shares authorized; 140,000 shares and 7,187,500 shares issued and outstanding at December 31, 2023 and 2022, respectively	14	719
Additional paid-in capital	—	—
Accumulated deficit	(18,178,122)	(10,086,295)
Total Stockholders’ Deficit	(18,177,403)	(10,085,576)
TOTAL LIABILITIES, CLASS A COMMON STOCK SUBJECT TO POSSIBLE REDEMPTION, AND STOCKHOLDERS’ DEFICIT	$6,677,126	$291,067,513

The accompanying notes are an integral part of the consolidated financial statements.

GOLDEN ARROW MERGER CORP.

CONSOLIDATED STATEMENTS OF OPERATIONS

	For the Year Ended December 31,
	2023	2022
Formation and operational costs	$2,103,668	$1,343,799
Loss from operations	(2,103,668)	(1,343,799)

Other income (expense):
Change in fair value of warrant liabilities	(1,895,834)	7,138,542
Change in fair value of convertible notes	—	811,150
Interest income – bank	8,240	—
Interest earned on investments held in Trust Account	3,176,694	4,000,465
Total other income, net	1,289,100	11,950,157

(Loss) income before provision for income taxes	(814,568)	10,606,358
Provision for income taxes	(653,044)	(759,647)
Net (loss) income	$(1,467,612)	$9,846,711

Basic and diluted weighted average shares outstanding, Class A common stock redeemable shares	7,511,529	28,750,000

Basic and diluted net (loss) income per share, Class A common stock redeemable shares	$(0.10)	$0.27

Basic and diluted weighted average shares outstanding, Class A common stock non-redeemable shares	5,603,340	7,187,500

Basic and diluted net (loss) income per share, Class A common stock non-redeemable shares	$(0.10)	$0.27

Basic and diluted weighted average shares outstanding, Class B common stock	1,584,160	7,187,500

Basic and diluted net (loss) income per share, Class B common stock	$(0.10)	$0.27

The accompanying notes are an integral part of the consolidated financial statements.

GOLDEN ARROW MERGER CORP.

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ DEFICIT

FOR THE YEARS ENDED DECEMBER 31, 2023 AND 2022

	Class A Common Stock		Class B Common Stock		Additional Paid-in	Accumulated	Total Stockholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Deficit
Balance – December 31, 2021	—	$—	7,187,500	$719	—	$(17,075,236)	$(17,074,517)

Accretion for Class A common stock subject to redemption amount	—	—	—	—	—	(2,857,770)	(2,857,770)

Net income	—	—	—	—	—	9,846,711	9,846,711

Balance – December 31, 2022	—	—	7,187,500	719	—	(10,086,295)	(10,085,576)

Accretion for Class A common stock subject to redemption amount	—	—	—	—	—	(2,942,345)	(2,942,345)

Adjustment related to convertible promissory note	—	—	—	—	—	(811,150)	(811,150)

Class B common stock converted to class A common stock	7,047,500	705	(7,047,500)	(705)	—	—	—

Excise tax payable attributable to redemption of common stock	—	—	—	—	—	(2,870,720)	(2,870,720)

Net loss	—	—	—	—	—	(1,467,612)	(1,467,612)

Balance – December 31, 2023	7,047,500	$705	140,000	$14	$—	$(18,178,122)	$(18,177,403)

The accompanying notes are an integral part of the consolidated financial statements.

GOLDEN ARROW MERGER CORP.

CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the Year Ended December 31,
	2023	2022
Cash Flows from Operating Activities:
Net (loss) income	$(1,467,612)	$9,846,711
Adjustments to reconcile net (loss) income to net cash used in operating activities:
Change in fair value of convertible notes	—	(811,150)
Change in fair value of warrant liabilities	1,895,834	(7,138,542)
Interest earned on investments held in Trust Account	(3,176,694)	(4,000,465)
Changes in operating assets and liabilities:
Prepaid expenses	(80,366)	279,888
Accounts payable and accrued expenses	885,650	(72,585)
Income taxes payable	204,695	248,647
Net cash used in operating activities	(1,738,493)	(1,647,496)

Cash Flows from Investing Activities:
Investment of cash into Trust Account	(578,694)	—
Cash withdrawn from Trust Account to pay franchise and income taxes	1,111,457	871,000
Cash withdrawn from Trust Account in connection with redemption	287,071,970	—
Net cash provided by investing activities	287,604,733	871,000

Cash Flows from Financing Activities:
Proceeds from promissory note - related party	578,689	—
Repayment of promissory note – related party	—	(141,367)
Proceeds from convertible promissory note - related party	584,326	900,000
Redemption of common stock	(287,071,970)	—
Net cash (used in) provided by financing activities	(285,908,955)	758,633

Net Change in Cash	(42,715)	(17,863)
Cash – Beginning of period	348,749	366,612
Cash – End of period	$306,034	$348,749

Supplementary cash flow information:
Excise tax payable attributable to redemption of common stock	$2,870,720	$—
Cash paid for income taxes	$448,349	$511,000

The accompanying notes are an integral part of the consolidated financial statements.

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

On October 4, 2023, Beam Merger Sub, Inc. (“Merger Sub I”), a Delaware corporation and a wholly owned subsidiary of the Company, was formed. As of December 31, 2023 there has been no activity for Merger Sub I.

As of December 31, 2023, the Company had not commenced any operations. All activity through December 31, 2023 relates to the Company’s formation and the initial public offering (“Initial Public Offering”), which is described below, and subsequent to the Initial Public Offering, identifying a target company for a Business Combination. The Company will not generate any operating revenues until after the completion of a Business Combination, at the earliest. The Company generates non-operating income in the form of interest income from the proceeds derived from the Initial Public Offering.

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

The Company will have until September 19, 2024 (the “Extended Date”) to complete a Business Combination (the “Combination Period”). If the Company has not completed a Business Combination within the Combination Period, the Company will (i) cease all operations except for the purpose of winding up, (ii) as promptly as reasonably possible but not more than ten business days thereafter, redeem the Public Shares, at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the Trust Account, including interest earned on the funds held in the Trust Account and not previously released to pay taxes (less up to $100,000 of interest to pay dissolution expenses), divided by the number of then outstanding Public Shares, which redemption will completely extinguish Public Stockholders’ rights as stockholders (including the right to receive further liquidating distributions, if any), and (iii) as promptly as reasonably possible following such redemption, subject to the approval of the Company’s remaining stockholders and the Company’s board of directors, dissolve and liquidate, subject in each case to the Company’s obligations under Delaware law to provide for claims of creditors and the requirements of other applicable law. There will be no redemption rights or liquidating distributions with respect to the Company’s warrants, which will expire worthless if the Company fails to complete a Business Combination within the Combination Period.

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

First Extension

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

Second Extension

On December 12, 2023, the Company held a special meeting of stockholders (the “special meeting”) in which the stockholders approved the proposal to amend the Company’s Charter, to extend the date by which the Company has to consummate a business combination for an additional nine months from December 19, 2023 to September 19, 2024 by electing to extend the date to consummate an initial business combination on a monthly basis for up to nine times by an additional one month each time after the Termination Date, until September 19, 2024 or a total of up to nine months after the Termination Date, or such earlier date as determined by the board of directors (the “Board”), unless the closing of the Company’s initial business combination shall have occurred, which is referred to as the “Extension,” and such later date, the “Extended Date”, provided that the Sponsor (or its affiliates or permitted designees) will deposit into a trust account established for the benefit of the Company’s public stockholders (the “trust account”) an amount determined by multiplying $0.02 by the number of public shares then outstanding, up to a maximum of $20,000 for each such one-month extension unless the closing of the Company’s initial business combination shall have occurred, in exchange for a non-interest bearing, unsecured promissory note payable upon consummation of a business combination (each, an “Extension Payment”).

In connection with the votes to approve the Extension, the holders of 1,522,544 shares of Class A common stock of the Company properly exercised their right to redeem their shares for cash at a redemption price of approximately $10.71 per share, for an aggregate redemption amount of approximately $16.3 million, leaving approximately $6.2 million in the trust account.

As of December 31, 2023, ten extension payments were made for a total of $578,694. On January 18, 2024 and February 18, 2024, additional extension payments of $11,559 were made which extended the Termination Date to March 19, 2024.

Proposed Business Combination

On October 4, 2023, the Company entered into a business combination agreement (the “Business Combination Agreement”) with Beam Merger Sub, Inc., incorporated on September 19, 2023, a Delaware corporation and a direct, wholly owned subsidiary of the Company (“Merger Sub”) and Bolt Threads, Inc., a Delaware corporation (“Bolt Threads”).

Pursuant to the Business Combination Agreement, the parties will consummate a business combination transaction pursuant to which Merger Sub will merge with and into Bolt Threads, with Bolt Threads surviving the merger as a wholly-owned subsidiary of the Company (the “Merger” and, together with the other transactions contemplated by the Business Combination Agreement, the “Business Combination” and the closing of the Business Combination, the “Closing”). In connection with the Closing, the Company will be renamed “Bolt Projects Holdings, Inc.” and is referred to herein as “the Post-Combination Company” as of the time following such change of name.

The proposed Business Combination is expected to be consummated after receipt of the required approvals by the stockholders of the Company and Bolt Threads and the satisfaction or waiver of certain other customary conditions.

The aggregate equity consideration to be paid to Bolt Threads’ stockholders and option holders in the Business Combination will be equal to the quotient of (i) $250,000,000 (the “Equity Value”) divided by (ii) $10.00.

The Business Combination Agreement provides that, in connection with the Closing, the Post-Combination Company, certain stockholders of Bolt Threads, the Sponsor and certain stockholders of the Company will enter into an amended and restated registration rights and lock-up agreement (the “Registration Rights and Lock-up Agreement”), pursuant to which the Post-Combination Company will agree to register for resale certain shares of common stock of the Post-Combination Company (“the Post-Combination Company common stock”) and other equity securities that are held by the parties thereto from time to time.

Concurrently with the execution of the Business Combination Agreement, certain investors (the “PIPE Investors”), including the Sponsor, entered into subscription agreements (the “PIPE Subscription Agreements”) pursuant to which the PIPE Investors have committed to purchase in a private placement up to 2,734,433 shares of Class A Common Stock (the “PIPE Shares”) at a purchase price of $10.00 per share and an aggregate purchase price of up to $27,344,330 (the “PIPE Investment”). The purchase of the PIPE Shares is conditioned upon, among other things, the consummation of the Business Combination and will be consummated immediately prior to or substantially concurrently with the Closing. The shares of Class A Common Stock to be issued pursuant to the PIPE Subscription Agreements have not been registered under the Securities Act, and will be issued in reliance on the availability of an exemption from such registration. On February 28, 2024, the PIPE Investors entered into amendments to the PIPE Subscription Agreements which reduced their aggregate commitment to purchase PIPE Shares to 2,287,464 at a purchase price of $10.00 per share, for an aggregate PIPE Investment of up to $22,874,640.

Pursuant to the PIPE Subscription Agreement executed by the Sponsor, the Sponsor has agreed to purchase 656,499 shares of Class A common stock at a purchase price of $10.00 per share for an aggregate purchase price of $6,564,990. However, the number of subscribed shares to be purchased thereunder by the Sponsor will be reduced by the number of shares of Class A common stock that have not been elected for redemption as of the expiration of the redemption period related to the Closing and that are held by certain individuals mutually agreed upon by the Company and Bolt Threads at any time from the date of the execution of the agreement up to immediately prior to the expiration of such redemption period.

In connection with the execution of the Business Combination Agreement, the Company entered into a sponsor support agreement (the “Sponsor Support Agreement”) with the Sponsor and Bolt Threads. Pursuant to the Sponsor Support Agreement, the Sponsor has, among other things, agreed to vote all of its shares of the Company’s capital stock in favor of the approval of the Transactions. In addition, the Sponsor has agreed that 1,437,500 shares of the Post-Combination Company common stock issued in connection with the IPO (the “Sponsor Shares”) will be unvested and subject to forfeiture as of the Closing and will only vest if, during the five year period following the Closing, (i) the volume weighted average price of the Post-Combination Company common stock equals or exceeds $12.50 (as adjusted for stock splits, stock dividends, reorganizations, recapitalizations and the like) for any twenty trading days within a period of thirty consecutive trading days or (ii) there is a change of control of the Company. Any Sponsor Shares that remain unvested after the fifth anniversary of the Closing will be forfeited. The Sponsor Support Agreement will terminate upon the earliest of (i) the effective time of the Merger, (ii) the termination of the Business Combination Agreement if the Closing does not occur, and (iii) the written agreement of the parties terminating the Sponsor Support Agreement.

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

Going Concern

As of December 31, 2023, the Company had cash of $306,034 and working capital deficit of $6,063,520. The Company intends to use the funds held outside the Trust Account primarily to identify and evaluate target businesses, perform business due diligence on prospective target businesses, travel to and from the offices, plants or similar locations of prospective target businesses or their representatives or owners, review corporate documents and material agreements of prospective target businesses, and structure, negotiate and complete a Business Combination.

As of December 31, 2023, the Company withdrew an aggregate of approximately $289 million from the Trust Account to be used for redemption payments in connection with the Extensions, Delaware franchise tax, and income tax obligations.

The Company has incurred and expects to continue to incur significant costs in pursuit of its acquisition plans. The Company will need to raise additional capital through loans or additional investments from its Sponsor, stockholders, officers, directors, or third parties. The Company’s officers, directors and Sponsor may, but are not obligated to, loan the Company funds, from time to time or at any time, in whatever amount they deem reasonable in their sole discretion, to meet the Company’s working capital needs. Accordingly, the Company may not be able to obtain additional financing. If the Company is unable to raise additional capital, it may be required to take additional measures to conserve liquidity, which could include, but not necessarily be limited to, curtailing operations, suspending the pursuit of a potential transaction, and reducing overhead expenses. The Company cannot provide any assurance that new financing will be available to it on commercially acceptable terms, if at all. If the Company is unable to complete the Business Combination because it does not have sufficient funds available, the Company will be forced to cease operations and liquidate the Trust Account. These conditions raise substantial doubt about the Company’s ability to continue as a going concern one year from the date that these consolidated financial statements are issued.

In connection with the Company’s assessment of going concern considerations in accordance with the Financial Accounting Standards Board (“FASB”) Accounting Standards Update (“ASU”) 2014-15, “Disclosures of Uncertainties about an Entity’s Ability to Continue as a Going Concern,” management has determined that if the Company is unable to raise additional funds to alleviate liquidity needs as well as complete a Business Combination by the Extended Date, then the Company will cease all operations except for the purpose of liquidating. The possible liquidity issues as the Company continues to incur costs and the date for mandatory liquidation and subsequent dissolution raise substantial doubt about the Company’s ability to continue as a going concern. Management plans to consummate a business combination prior to the Extended Date. No adjustments have been made to the carrying amounts of assets or liabilities should the Company be required to liquidate after September 19, 2024, following monthly extension payments.

NOTE 2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The accompanying consolidated financial statements are presented in U.S. dollars and have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) and pursuant to the accounting and disclosure rules and regulations of the Securities and Exchange Commission (the “SEC”).

Principles of Consolidation

The accompanying consolidated financial statements include the accounts of the Company and its wholly owned subsidiary. All significant intercompany balances and transactions have been eliminated in consolidation.

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

Use of Estimates

The preparation of the consolidated financial statements in conformity with U.S. GAAP requires the Company’s management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenues and expenses during the reporting period.

Making estimates requires management to exercise significant judgment. It is at least reasonably possible that the estimate of the effect of a condition, situation or set of circumstances that existed at the date of the consolidated financial statements, which management considered in formulating its estimate, could change in the near term due to one or more future confirming events. Accordingly, the actual results could differ significantly from those estimates.

Cash and Cash Equivalents

The Company considers all short-term investments with an original maturity of three months or less when purchased to be cash equivalents. The Company did not have any cash equivalents as of December 31, 2023 and 2022.

Investments Held in Trust Account

At December 31, 2023 and 2022, all of the assets held in the Trust Account were held in money market funds which are invested primarily in U.S. Treasury securities.

Class A Common Stock Subject to Possible Redemption

The Company accounts for its Class A common stock subject to possible redemption in accordance with the guidance in Accounting Standards Codification (“ASC”) Topic 480, “Distinguishing Liabilities from Equity.” Shares of Class A common stock subject to mandatory redemption are classified as a liability instrument and are measured at fair value. Conditionally redeemable Class A common stock (including Class A common stock that features redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within the Company’s control) is classified as temporary equity. At all other times, Class A common stock is classified as stockholders’ equity. The Company’s Class A common stock features certain redemption rights that are considered to be outside of the Company’s control and subject to occurrence of uncertain future events. Accordingly, at December 31, 2023 and 2022, the 577,937 and 28,750,000 shares of Class A common stock subject to possible redemption are presented as temporary equity, outside of the stockholders’ deficit section of the Company’s consolidated balance sheets, respectively.

The Company recognizes changes in redemption value immediately as they occur and adjusts the carrying value of redeemable common stock to equal the redemption value at the end of each reporting period.

At December 31, 2023 and 2022, the Class A common stock reflected in the consolidated balance sheets is reconciled in the following table:

Gross proceeds	$287,500,000
Less:
Proceeds allocated to Public Warrants	(9,195,833)
Class A common stock issuance costs	(15,827,645)
Plus:
Accretion of carrying value to redemption value	27,881,248
Class A common stock subject to possible redemption, December 31, 2022	290,357,770
Less:
Redemption	(287,071,970)
Plus:
Accretion of carrying value to redemption value	2,942,345
Class A common stock subject to possible redemption, December 31, 2023	$6,228,145

Offering Costs

Offering costs consist of underwriting, legal, accounting and other expenses incurred through the Initial Public Offering that are directly related to the Initial Public Offering. Offering costs associated with the Class A common stock issued were initially charged to temporary equity and then accreted to common stock subject to redemption upon the completion of the Initial Public Offering. Offering costs amounting to $15,827,645 were charged against their carrying value upon the completion of the Initial Public Offering, and $481,824 of the offering costs was related to the warrant liabilities and charged to the consolidated statements of operations.

Warrant Liabilities

The Company accounts for the warrants in accordance with the guidance contained in ASC 815-40-15 under which the warrants do not meet the criteria for equity treatment and must be recorded as liabilities. Accordingly, the Company classifies the warrants as liabilities at their fair value and adjust the warrants to fair value at each reporting period. This liability is subject to re-measurement at each balance sheet date until exercised, and any change in fair value is recognized in the consolidated statements of operations. The Private Placement Warrants and the public warrants (the “Public Warrants”) for periods where no observable traded price was available are valued using a lattice model, specifically a binomial lattice model incorporating the Cox-Ross-Rubenstein methodology. For periods subsequent to the detachment of the Public Warrants from the Units, the Public Warrant quoted market price was used as the fair value as of each relevant date.

Income Taxes

The Company accounts for income taxes under ASC 740, “Income Taxes.” ASC 740 requires the recognition of deferred tax assets and liabilities for both the expected impact of differences between the consolidated financial statements and tax basis of assets and liabilities and for the expected future tax benefit to be derived from tax loss and tax credit carryforwards. ASC 740 additionally requires a valuation allowance to be established when it is more likely than not that all or a portion of deferred tax assets will not be realized. As of December 31, 2023 and 2022, the Company’s deferred tax asset had a full valuation allowance recorded against it. The Company’s effective tax rate was (80.17)% and 7.16% for the year ended December 31, 2023 and 2022, respectively. The effective tax rate differs from the statutory tax rate of 21% for the year ended December 31, 2023 and 2022, due to changes in fair value in warrant liability, changes in fair value in the convertible promissory note, and the valuation allowance on the deferred tax assets.

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

The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. There were no unrecognized tax benefits and no amounts accrued for interest and penalties as of December 31, 2023 and 2022. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position.

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

The calculation of diluted (loss) income per common share does not consider the effect of the warrants issued in connection with the (i) Initial Public Offering, and (ii) the private placement since the exercise of the warrants is contingent upon the occurrence of future events. The warrants are exercisable to purchase 14,583,333 Class A common stock in the aggregate. As of December 31, 2023 and 2022, the Company had dilutive securities that are Public Warrants and Private Placement Warrants that could, potentially, be exercised or converted into common stock and then share in the earnings of the Company. The warrants are not exercisable until 30 days after the completion of a Business Combination. As a result, diluted net (loss) income per common share is the same as basic net (loss) income per common share for the periods presented.

The following table reflects the calculation of basic and diluted net (loss) income per common share (in dollars, except per share amounts):

	For the Year Ended December 31,
	2023			2022
	Class A	Class A
	Redeemable	Non-Redeemable	Class B	Class A	Class B
Basic and diluted net (loss) income per common share
Numerator:
Allocation of net (loss) income,	$(782,184)	$(583,482)	$(164,960)	$7,877,369	$1,969,342
Denominator:
Basic and diluted weighted average shares outstanding	7,511,529	5,603,340	1,584,160	28,750,000	7,187,500

Basic and diluted net (loss) income per common share	$(0.10)	$(0.10)	$(0.10)	$0.27	$0.27

Concentration of Credit Risk

The Company has significant cash balances at financial institutions which throughout the year regularly exceed the federally insured limit of $250,000. Any loss incurred or a lack of access to such funds could have a significant adverse impact on the Company’s financial condition, results of operations, and cash flows.

Fair Value of Financial Instruments

The fair value of the Company’s assets and liabilities, which qualify as financial instruments under ASC Topic 820, “Fair Value Measurement,” approximates the carrying amounts represented in the accompanying consolidated balance sheets, primarily due to their short-term nature, other than derivative warrant liabilities (see Note 9).

Recent Accounting Standards

In August 2020, the FASB issued ASU 2020-06, “Debt—Debt with Conversion and Other Options (Subtopic 470-20) and Derivatives and Hedging—Contracts in Entity’s Own Equity (Subtopic 815-40): Accounting for Convertible Instruments and Contracts in an Entity’s Own Equity” (“ASU 2020-06”), which simplifies accounting for convertible instruments by removing major separation models required under current GAAP. ASU 2020-06 removes certain settlement conditions that are required for equity contracts to qualify for the derivative scope exception, and it also simplifies the diluted earnings per share calculation in certain areas. ASU 2020-06 is effective for fiscal years beginning after December 15, 2023, including interim periods within those fiscal years, with early adoption permitted. The impact of the adoption of ASU 2020-06 is being assessed by the Company, however no significant impact on the consolidated financial statements is anticipated.

In June 2016, the FASB issued ASU 2016-13 – “Financial Instruments – Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments” (“ASU 2016-13”). This update requires financial assets measured at amortized cost basis to be presented at the net amount expected to be collected. The measurement of expected credit losses is based on relevant information about past events, including historical experience, current conditions, and reasonable and supportable forecasts that affect the collectibility of the reported amount. Since June 2016, the FASB issued clarifying updates to the new standard including changing the effective date for smaller reporting companies. The guidance is effective for fiscal years beginning after December 15, 2022, and interim periods within those fiscal years, with early adoption permitted. The Company adopted ASU 2016-13 on January 1, 2023. The adoption of ASU 2016-13 did not have a material impact on its consolidated financial statements.

In December 2023, the FASB issued ASU 2023-09, Income Taxes (Topic 740): “Improvements to Income Tax Disclosures” (“ASU 2023-09”), which requires disclosure of incremental income tax information within the rate reconciliation and expanded disclosures of income taxes paid, among other disclosure requirements. ASU 2023-09 is effective for fiscal years beginning after December 15, 2024. Early adoption is permitted. The Company’s management does not believe the adoption of ASU 2023-09 will have a material impact on its consolidated financial statements and disclosures.

Management does not believe that any recently issued, but not yet effective, accounting standards, if currently adopted, would have a material effect on the Company’s consolidated financial statements.

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

NOTE 5. RELATED PARTY TRANSACTIONS

Founder Shares

In January 2021, the Sponsor paid $25,000 to cover certain of the Company’s offering costs in consideration for the issuance of 7,187,500 shares of the Company’s Class B common stock (the “Founder Shares”). The Founder Shares included an aggregate of up to 937,500 shares subject to forfeiture to the extent that the underwriters’ over-allotment was not exercised in full or in part, so that the number of Founder Shares would equal, on an as-converted basis, approximately 20% of the Company’s issued and outstanding common stock after the Initial Public Offering. As a result of the underwriters’ full exercise of their over-allotment option on May 6, 2021, no shares remain subject to forfeiture. On March 15, 2023, 7,047,500 Class B common stock was converted to Class A common stock not subject to redemption.

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

Promissory Note — Related Party

In connection with the Extension Payments, on March 17, 2023, the Company issued an unsecured promissory note to the Sponsor in the aggregate amount of $567,130 (the “Extension Note”). As of December 31, 2023, the Company has deposited an aggregate of $567,130 of Extension Payments into the Trust Account and intends to continue to extend the Termination Date up to March 19, 2024. The Extension Note bears no interest and the principal balance is payable on the date of the consummation of the initial business combination. The Extension Note is not convertible into private placement warrants and the principal balance may be prepaid at any time. As of December 31, 2023, $567,130 was outstanding under this note.

On December 18, 2023, the Company issued an unsecured promissory note to our Sponsor in the aggregate amount of $104,029 (the “Extension Note 2”). As of December 31, 2023, the Company has deposited an aggregate of $11,559 of Extension Payments into the Trust Account and intends to continue to extend the Termination Date up to September 19, 2024. The Extension Note bears no interest and the principal balance is payable on the date of the consummation of the initial business combination. The Extension Note is not convertible into private placement warrants and the principal balance may be prepaid at any time.

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

The Company has determined that bifurcation of a single derivative that comprises all of the fair value of the conversion feature (i.e., derivative instrument) is necessary under ASC 815-15-25-7 through 25-10. As a result the derivative value was deemed to be de minimus at the issuance date and at each subsequent reporting date resulting in no change in the value of the derivative. The derivative will continue to be monitored and measured at each reporting period until the notes are settled.

As of December 31, 2023 and 2022, there was an aggregate of $1,484,326 and $88,850 outstanding under the three promissory notes (together, the “Convertible Promissory Notes”), respectively. The Convertible Promissory Notes were valued at par value.

NOTE 6. COMMITMENTS

Risks and Uncertainties

The continuing military conflict between the Russian Federation and Ukraine, the military action between Hamas and Israel and the risk of escalations of other military conflicts have created and are expected to create global economic consequences. The specific impact on the Company’s financial condition, results of operations, and cash flows is not determinable as of the date of these consolidated financial statements.

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

Side Letter Agreements

Pursuant to side letter agreements entered into with each of Propoenent LLC and Siddhartha Mukherjee, as compensation for the introduction of the Company to a target company, not previously known to the Company and with which the Company ultimately consummates its initial Business Combination, the Sponsor will either issue a membership interest in the Sponsor representing an economic interest in 100,000 of the Founder Shares or transfer 100,000 of the Founders Shares. As of December 31, 2023 and 2022, this compensation was deemed to not have been earned.

Consulting Agreement

On June 20, 2022, the Company entered into an agreement with Jones International Group for consulting services related to a search for a target business. For the year ended December 31, 2023, the Company incurred $20,500 in these consulting fees. On February 20, 2023, the Company terminated this agreement.

NOTE 7. STOCKHOLDERS’ DEFICIT

Preferred Stock — The Company is authorized to issue 1,000,000 shares of preferred stock with a par value of $0.0001 per share with such designation, rights and preferences as may be determined from time to time by the Company’s board of directors. At December 31, 2023 and 2022, there were no shares of preferred stock issued or outstanding.

Class A Common Stock — The Company is authorized to issue 200,000,000 shares of Class A common stock with a par value of $0.0001 per share. Holders of Class A common stock are entitled to one vote for each share. At December 31, 2023 and 2022, there were 577,937 shares and 28,750,000 shares of Class A common stock issued and outstanding and all of which are subject to possible redemption and presented as temporary equity, respectively. At December 31, 2023, there were 7,047,500 shares of Class A common stock that were not subject to possible redemption.

Class B Common Stock — The Company is authorized to issue 20,000,000 shares of Class B common stock with a par value of $0.0001 per share. Holders of Class B common stock are entitled to one vote for each share. At December 31, 2023 and 2022, there were 140,000 shares and 7,187,500 shares of common stock issued and outstanding, respectively.

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

NOTE 8. WARRANTS

Warrants — As of December 31, 2023 and 2022, there were 9,583,333 Public Warrants outstanding. Public Warrants may only be exercised for a whole number of shares. No fractional warrants will be issued upon separation of the Units and only whole warrants will trade. The Public Warrants will become exercisable on the later of (a) 30 days after the completion of a Business Combination and (b) 12 months from the closing of the Initial Public Offering. The Public Warrants will expire five years after the completion of a Business Combination or earlier upon redemption or liquidation.

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

As of December 31, 2023 and 2022, there were 5,000,000 Private Placement Warrants outstanding. The Private Placement Warrants are identical to the Public Warrants underlying the Units sold in the Initial Public Offering, except that the Private Placement Warrants and the Class A common stock issuable upon the exercise of the Private Placement Warrants will not be transferable, assignable or saleable until 30 days after the completion of a Business Combination, subject to certain limited exceptions. Additionally, the Private Placement Warrants will be exercisable on a cashless basis and be non-redeemable, except as described above, so long as they are held by the initial purchasers or its permitted transferees. If the Private Placement Warrants are held by someone other than the initial purchasers or its permitted transferees, the Private Placement Warrants will be redeemable by the Company and exercisable by such holders on the same basis as the Public Warrants.

NOTE 9. INCOME TAX

The Company’s net deferred tax assets are as follows:

	December 31,	December 31,
	2023	2022
Deferred tax assets
Net operating loss carryforward	$—	$—
Startup/Organization Expenses	838,918	412,939
Total deferred tax assets	838,918	412,939
Valuation allowance	(838,918)	(412,939)
Deferred tax assets, net of allowance	$—	$—

The income tax provision consists of the following:

	December 31,	December 31,
	2023	2022
Federal
Current	$653,044	$759,647
Deferred	(425,978)	(201,748)

State
Current	—	—
Deferred	—	—
Change in valuation allowance	425,978	201,748
Income tax provision	$653,044	$759,647

As of December 31, 2023 and 2022, the Company had $0 and $0 U.S. federal and state net operating loss carryovers available to offset future taxable income, respectively.

In assessing the realization of the deferred tax assets, management considers whether it is more likely than not that some portion of all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which temporary differences representing net future deductible amounts become deductible. Management considers the scheduled reversal of deferred tax liabilities, projected future taxable income and tax planning strategies in making this assessment. After consideration of all of the information available, management believes that significant uncertainty exists with respect to future realization of the deferred tax assets and has therefore established a full valuation allowance. For the years ended December 31, 2023 and 2022, the change in the valuation allowance were $425,978 and $201,748, respectively.

A reconciliation of the federal income tax rate to the Company’s effective tax rate for the years ended December 31, 2023 and 2022 is as follows:

	December 31,	December 31,
	2023	2022
Statutory federal income tax rate	21.0%	21.0%
State taxes, net of federal tax benefit	0.0%	0.0%
Change in fair value of warrants	(48.9)%	(14.1)%
Transaction costs associated with the Initial Public Offering	0.0%	0.0%
Change in fair value of convertible promissory note – related party	0.0%	(1.7)%
Change in valuation allowance	(52.3)%	1.9%
Income tax provision	(80.2)%	7.1%

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

Level 1:	Quoted prices in active markets for identical assets or liabilities. An active market for an asset or liability is a market in which transactions for the asset or liability occur with sufficient frequency and volume to provide pricing information on an ongoing basis.

Level 2:	Observable inputs other than Level 1 inputs. Examples of Level 2 inputs include quoted prices in active markets for similar assets or liabilities and quoted prices for identical assets or liabilities in markets that are not active.

Level 3:	Unobservable inputs based on an assessment of the assumptions that market participants would use in pricing the asset or liability.

At December 31, 2023, assets held in the Trust Account were comprised of $6,218,429 in money market funds which are primarily invested in U.S. Treasury securities. During the year ended December 31, 2023, the Company withdrew an aggregate of $288,183,427 from the Trust Account be used for redemption payments in connection with the Extension, Delaware franchise tax, and income tax obligations.

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

The following table presents information about the Company’s assets and liabilities that are measured at fair value on a recurring basis at December 31, 2023 and 2022 and indicates the fair value hierarchy of the valuation inputs the Company utilized to determine such fair value:

Description	Level	December 31, 2023		December 31, 2022
Assets:
Investments held in Trust Account	1		$6,218,429	$290,646,467
Liabilities:
Warrant Liabilities – Public Warrants	2		$1,341,667	$95,833
Warrant Liabilities – Private Placement Warrants	3		$700,000	$50,000
Convertible promissory notes – related party	3	$	n/a	$88,850

Warrant Liabilities

The Warrants were accounted for as liabilities in accordance with ASC 815-40 and are presented within warrant liabilities on the Company’s accompanying consolidated balance sheets. The warrant liabilities are measured at fair value at inception and on a recurring basis, with changes in fair value presented within change in fair value of warrant liabilities in the consolidated statements of operations. For the Public Warrants, the Company initially utilized a binomial lattice model consistent with the Private Warrants discussed below. The subsequent measurements of the Public Warrants after the detachment of the Public Warrants from the Units are classified as Level 1 due to the use of an observable market quote in an active market.

For the Private Placement Warrants, the Company utilizes a lattice model, specifically a binomial lattice model incorporating the Cox-Ross-Rubenstein methodology, to value the warrants at each reporting period, with changes in fair value recognized in the consolidated statements of operations. The estimated fair value of the warrant liability is determined using Level 3 inputs. Inherent in a binomial options pricing model are assumptions related to expected share-price volatility, expected life, risk-free interest rate and dividend yield. The Company estimates the volatility of its shares of common stock based on historical volatility that matches the expected remaining life of the warrants. The risk-free interest rate is based on the U.S. Treasury zero-coupon yield curve on the grant date for a maturity similar to the expected remaining life of the warrants. The expected life of the warrants is assumed to be equivalent to their remaining contractual term. The dividend rate is based on the historical rate, which the Company anticipates remaining at zero.

The key inputs for the binomial lattice model as of December 31, 2023 and 2022 were as follows:

Input	As of December 31, 2023	As of December 31, 2022
Stock price	$10.58	$10.02
Strike price	$11.50	$11.50
Effective expiration date	September 17, 2024	September 17, 2023
Volatility	Immaterial	7.0%
Risk-free rate	4.34%	4.69%
Dividend yield	0.0%	0.0%

The following tables present the changes in the fair value of warrant liabilities classified as Level 3 in the fair value hierarchy as of December 31, 2023 and 2022:

Private Placement
Fair value as of January 1, 2023	$50,000
Change in valuation inputs or other assumptions	650,000
Fair value as of December 31, 2023	$700,000

Private Placement
Fair value as of January 1, 2022	$2,497,500
Change in valuation inputs or other assumptions	(2,447,500)
Fair value as of December 31, 2022	$50,000

Transfers to/from Levels 1, 2 and 3 are recognized at the end of the reporting period in which a change in valuation technique or methodology occurs. There were no transfers in or out of Level 3 from other levels in the fair value hierarchy that occurred during the year ended December 31, 2023 and 2022. The Public Warrants were transferred from Level 1 to Level 2 at December 31, 2022 due to the lack of trading activity.

Convertible Promissory Notes – Related Party

The fair value of the option to convert the convertible promissory notes into Private Warrants was valued by utilizing a discounted cash flow method to value the debt component and a Black-Scholes model to value the debt conversion option to derive the fair value of the convertible notes.

The estimated fair value of the convertible promissory notes was based on the following significant inputs:

Input	As of December 31, 2022
Stock price	$10.02
Strike price	$11.50
Expiration date of warrants	September 17, 2023
Volatility	7.0%
Risk-free rate	4.69%
Dividend yield	0.0%

The following tables present the changes in the fair value of the Level 3 convertible promissory notes:

Fair value as of January 1, 2023	$88,850
Restatement of Convertible Promissory Note	(88,850)
Fair value as of December 31, 2023	$—

Fair value as of January 1, 2022	$—
Proceeds received through Convertible Promissory Note	900,000
Change in fair value	(811,150)
Fair value as of December 31, 2022	$88,850

There were no transfers in or out of Level 3 from other levels in the fair value hierarchy during the year ended December 31, 2023 and 2022 for the convertible promissory notes.

NOTE 11. SUBSEQUENT EVENTS

The Company evaluated subsequent events and transactions that occurred after the balance sheet date up to the date that the consolidated financial statements were issued. Based upon this review, the Company did not identify any subsequent events, other than below, that would have required adjustment or disclosure in the consolidated financial statements.

On January 18, 2024 and February 18, 2024, additional extension payments of $11,559 were made which extended the Termination Date to March 19, 2024.

On February 2, 2024, the the Company, BTIG and Bolt Threads entered into an amendment to the underwriting agreement, pursuant to which $500,000 will be deposited and held in the Trust Account and payable in cash directly from the Trust Account, without accrued interest, to BTIG for its own account upon consummation of the Company’s initial Business Combination. Additionally, upon consummation of the Company’s initial Business Combination, BTIG will receive shares of post-combination company common stock equivalent to the greater of: (i) 500,000 shares of post-combination company common stock, or (ii) the number of shares calculated by dividing (x) $5,000,000 by (y) the VWAP of the post-combination company common stock over the three trading days immediately preceding the initial filing of the resale registration statement, provided that clause (y) will not be less than $8.00. The deferred fee will become payable to the underwriters solely in the event that we complete the Business Combination, subject to the terms of the underwriting agreement, as amended.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Golden Arrow Merger Corp.

Dated: March 15, 2024	By:	/s/ Timothy Babich
Timothy Babich
Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities indicated on March 15, 2024.

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