Form 10-K/A
period 2023-12-31
Golden Arrow Merger Corp.
filed 2024-04-23
CIK 1841125

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K/A

(Amendment No. 1)

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

Explanatory Note

Golden Arrow Merger Corp. (the “Company”) is filing this Amendment No. 1 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2023, originally filed with the Securities and Exchange Commission (the “SEC”) on March 15, 2024 (the “Original Filing”), to amend and restate certain items in the Original Filing to include information relating to the Company’s inadvertent disbursement of funds withdrawn from the Company’s trust account (as defined herein) which were restricted for payment of tax liabilities under the Company’s amended and restated certificate incorporation and the terms of the investment management trust agreement, dated March 16, 2021 (the “trust agreement”). The Company omitted certain information from the Original Filing relating to inadvertent disbursements made by the Company during 2023 for general corporate purposes. As discussed in this Amendment No. 1, upon discovery of the omission, management and the Sponsor (as defined herein) immediately took steps and made the withdrawn funds from the trust account whole.

As a result of this omission, the Company’s audit committee concluded, after discussion with the Company’s management and its advisors, that the Company’s audited consolidated financial statements as of and for the year ended December 31, 2023 included in the Original Filing should no longer be relied upon and should be restated to provide information relating to such disbursements in Note 11 (Franchise and Income Tax Withdrawal). The omission and resulting restatement had no impact on the Company’s cash position or the balance held in its trust account as of December 31, 2023. The restatement also had no impact on the Company’s historical financial statements (other than the addition of certain information in Note 11 (Franchise and Income Tax Withdrawal) to the financial statements included in the Original Filing).

The Company’s management has concluded that its disclosure controls and procedures remained ineffective as of December 31, 2023 due to the unremediated material weakness previously disclosed in Part II, Item 9A “Controls and Procedures” of the Original Filing, as well as the identification of an additional material weakness in internal control over financial reporting relating to the restatement and a disclosure control deficiency related to the omission described above. See additional disclosure included in Part II, Item 9A of this Amendment No. 1.

The following items are amended in this Amendment No. 1: (i) Part II, Item 8. Financial Statements and Supplementary Data, Note 11 (Franchise and Income Tax Withdrawal); (ii) Part II, Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations; (iii) Part II, Item 9A. Controls and Procedures; (iv) Part I, Item 1A. Risk Factors, and (v) Part IV, Item 15. Exhibits and Financial Statement Schedules. In accordance with Rule 12b-15 under the Securities and Exchange Act of 1934, as amended, we are also filing as exhibits to this Amendment No. 1 currently dated certifications required under Section 302 and Section 906 of the Sarbanes-Oxley Act of 2002.

Except as described above, no other information included in the Original Filing is being amended or updated by this Amendment No. 1. Accordingly, this Amendment No. 1 should be read in conjunction with the Original Filing and the Company’s other filings with the SEC, together with any amendments to those filings, made subsequent to the Original Filing.

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

The forward-looking statements contained in this Annual Report are based on our current expectations and beliefs concerning future developments and their potential effects on us. There can be no assurance that future developments affecting us will be those that we have anticipated. These forward-looking statements involve a number of risks, uncertainties (some of which are beyond our control) or other assumptions that may cause actual results or performance to be materially different from those expressed or implied by these forward-looking statements. Furthermore, any forward-looking statements herein were as of the Original Filing, except for the additional risks arising in relation to the material weaknesses and restatement that are the subject of this Amendment No. 1. See “Explanatory Note” in the beginning of this Amendment No. 1. These risks and uncertainties include, but are not limited to, those factors described under the heading “Risk Factors.” Should one or more of these risks or uncertainties materialize, or should any of our assumptions prove incorrect, actual results may vary in material respects from those projected in these forward-looking statements. We undertake no obligation to update or revise any forward-looking statements, whether as a result of new information, future events or otherwise, except as may be required under applicable securities laws.

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

ITEM 1A. RISK FACTORS

Summary of Risk Factors

An investment in our securities involves a high degree of risk. The occurrence of one or more of the events or circumstances described in this section, alone or in combination with other events or circumstances, may materially adversely affect our business, financial condition and operating results. In that event, the trading price of our securities could decline, and you could lose all or part of your investment. Such risks include, but are not limited to:

●	We are a newly incorporated company with no operating history and no revenues, and you have no basis on which to evaluate our ability to achieve our business objective.

●	Our public stockholders may not be afforded an opportunity to vote on our proposed business combination, which means we may complete our initial business combination even though a majority of our public stockholders do not support such a combination.

●	Your only opportunity to affect the investment decision regarding a potential business combination will be limited to the exercise of your right to redeem your shares from us for cash, unless we seek stockholder approval of such business combination.

●	If we seek stockholder approval of our initial business combination, our sponsor, directors, officers, advisors or any of their respective affiliates may enter into certain transactions, including purchasing shares or warrants from the public, which may influence the outcome of our proposed business combination and reduce the public “float” of our securities.

●	The ability of our public stockholders to redeem their shares for cash may make our financial condition unattractive to potential business combination targets, which may make it difficult for us to enter into a business combination with a target.

●	The ability of our public stockholders to exercise redemption rights with respect to a large number of our shares may not allow us to complete the most desirable business combination or optimize our capital structure.

●	The requirement that we complete our initial business combination within the prescribed time frame may give potential target businesses leverage over us in negotiating a business combination and may limit the time we have in which to conduct due diligence on potential business combination targets, in particular as we approach our dissolution deadline, which could undermine our ability to complete our initial business combination on terms that would produce value for our stockholders.

●	Our search for a business combination, and any target business with which we ultimately consummate a business combination, may be materially adversely affected by negative impacts on the global economy, capital markets or other geopolitical conditions resulting from the invasion of Ukraine by Russia and Hamas’ attack on Israel.

●	Past performance by members of our management team and their respective affiliates may not be indicative of future performance of an investment in us.

●	If a stockholder fails to receive notice of our offer to redeem our public shares in connection with our initial business combination, or fails to comply with the procedures for tendering its shares, such shares may not be redeemed.

●	You will not have any rights or interests in funds from the trust account, except under certain limited circumstances. To liquidate your investment, therefore, you may be forced to sell your public shares or warrants, potentially at a loss.

●	The restatement of the Company’s financial statements may lead to additional risks and uncertainties, including regulatory, litigation, stockholder or other actions, loss of investor and counterparty confidence and negative impacts on our stock price.

●	We have identified material weaknesses in our internal control over financial reporting. If we are unable to develop and maintain an effective system of internal control over financial reporting, we may not be able to accurately report our financial results in a timely manner, which may adversely affect investor confidence in us and materially and adversely affect our business and operating results.

●	Nasdaq may delist our securities from trading on its exchange, which could limit investors’ ability to make transactions in our securities and subject us to additional trading restrictions.

●	You are not entitled to protections normally afforded to investors of many other blank check companies.

●	Because of our limited resources and the significant competition for business combination opportunities, it may be more difficult for us to complete our initial business combination. If we are unable to complete our initial business combination, our public stockholders may receive only approximately $10.00 per share, or less in certain circumstances, on our redemption of their stock, and our warrants will expire worthless.

●	If the net proceeds of this offering and the sale of the private placement warrants not being held in the trust account are insufficient, it could limit the amount available to fund our search for a target business or businesses and complete our initial business combination and we will depend on loans from our sponsor or management team to fund our search, to pay our taxes and to complete our initial business combination. If we are unable to obtain such loans, we may be unable to complete our initial business combination.

●	Certain of our officers and directors are now, and all of them may in the future become, affiliated with entities engaged in business activities similar to those intended to be conducted by us and, accordingly, may have conflicts of interest in determining to which entity a particular business opportunity or other transaction should be presented.

●	A new 1% U.S. federal excise tax could be imposed on us in connection with redemptions by us of our shares of common stock.

●	Our liquidity condition and proximity to our liquidation date expresses substantial doubt about our ability to continue as a “going concern.”

●	Provisions in our amended and restated certificate of incorporation and Delaware law may inhibit a takeover of us, which could limit the price investors might be willing to pay in the future for our Class A common stock and could entrench management.

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

The restatement of the Company’s financial statements may lead to additional risks and uncertainties, including regulatory, litigation, stockholder or other actions, loss of investor and counterparty confidence and negative impacts on our stock price.

As a result of the restatement of the Company’s audited consolidated financial statements included in this Amendment No. 1, we are subject to additional risks, including unanticipated costs for accounting and legal fees in connection with or related to the restatement and this Amendment No. 1. In addition, the attention of our management team may be diverted by these efforts. We could also be subject to regulatory, litigation, stockholder, or other actions in connection with the restatement, which would, regardless of the outcome, consume management’s time and attention and may result in additional legal, accounting, and other costs. If we do not prevail in any such proceedings, we could be required to pay damages or settlement costs, which could be material. In addition, the restatement and related matters could have a negative effect on our proposed business combination and our reputation, or could cause our customers, stockholders, or other counterparties to lose confidence in us. Any of these occurrences could have a material adverse effect on our business, results of operations, financial condition, and stock price.

We have identified material weaknesses in our internal control over financial reporting. If we are unable to develop and maintain an effective system of internal control over financial reporting, we may not be able to accurately report our financial results in a timely manner, which may adversely affect investor confidence in us and materially and adversely affect our business and operating results.

As described elsewhere in this Amendment No. 1, our management identified a material weakness in our internal control over financial reporting related to our accounting for complex financial instruments. As a result of this material weakness, our management has concluded that our disclosure controls and procedures were not effective as of December 31, 2023. Additionally, our management identified a material weakness in our internal control over financial reporting as it relates to the Company’s failure to disclose in the Original Filing, the inadvertent disbursements from the Withdrawn Trust Funds (as such term is defined in Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations, below) to pay $157,474 of general operating expenses as of December 31, 2023, counter to the terms of the trust agreement (see Note 11 for additional information), that led to the restatement of the Company’s audited consolidated financial statements included in this Amendment No. 1. The disclosure of this inadvertent mistake was omitted from our quarterly reports on Form 10-Q for the quarters ended June 30, 2023 and September 30, 2023. The amounts deemed to have been used for operating expenses were $76,974 as of June 30, 2023 and $335,127 as of September 30, 2023.

On April 3, 2024, we issued a non-interest bearing, unsecured promissory note to the Sponsor, pursuant to which we may borrow up to an aggregate principal amount of $510,000, which made the Withdrawn Trust Funds whole. We made estimated payments on our income tax obligations for the year ended December 31, 2023 of $453,342 and $11,000 on April 3, 2024 and April 9, 2024, respectively. This promissory note replenished the Withdrawn Trust Funds inadvertently used for operating expenses. We are in the process of establishing a restricted bank account to be used to temporarily hold future withdrawals from the trust account, if any, for Delaware franchise tax and income tax obligations.

A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of our annual or interim financial statements will not be prevented, or detected and corrected on a timely basis.

Effective internal controls are necessary for us to provide reliable financial reports and prevent fraud. Management plans to devote significant effort and resources to the remediation and improvement of its internal control over financial reporting, as described in Part II. Item 9A. Controls and Procedures. We continue to evaluate steps to remediate the material weaknesses. These remediation measures may be time consuming and costly and there is no assurance that these initiatives will ultimately have the intended effects.

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

Russia’s military intervention in Ukraine and Hamas’ strikes in Gaza and the international community’s responses have created substantial political and economic disruption, uncertainty, and risk.

Russia’s military intervention in Ukraine in February 2022, Ukraine’s widespread resistance, and the NATO led and United States coordinated economic, financial, communications, and other sanctions imposed by other countries have created significant political and economic world uncertainty and contributed to worldwide inflation. There is significant risk of expanded military confrontation between Russia and other countries, possibly including the United States. Current and likely additional international sanctions against Russia may contribute to higher costs, particularly for petroleum-based products.

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

As of December 31, 2023, we held investments in the trust account in the amount of $6,218,429. Interest income on the balance in the trust account may be used by us to pay taxes. Through December 31, 2023, we withdrew $288,183,427 from the trust account for the redemption payment and to be used towards tax payments (the “Withdrawn Trust Funds”). The Withdrawn Trust Funds were held in the Company’s operating account that also holds funds deposited by the Sponsor to be used for general operating expenses. As a result, we mistakenly used $157,474 of the Withdrawn Trust Funds for payment of general operating expenses as of December 31, 2023. The disclosure of this inadvertent mistake was omitted from our quarterly reports on Form 10-Q for the quarters ending June 30, 2023 and September 30, 2023. The amounts deemed to have been used for operating expenses were $76,974 as of June 30, 2023 and $335,127 as of September 30, 2023. Management has determined that this use of the Withdrawn Trust Funds was not in accordance with the trust agreement.

On April 3, 2024, we issued a non-interest bearing, unsecured promissory note to the Sponsor, pursuant to which we may borrow up to an aggregate principal amount of $510,000, which made the Withdrawn Trust Funds whole. We made estimated payments on our income tax obligations for the year ended December 31, 2023 of $453,342 and $11,000 on April 3 and April 9, 2024 respectively. This note replenished the Company’s operating account for the amounts withdrawn from trust inadvertently used for operating expenses. We are in the process of establishing a restricted bank account to be used to temporarily hold future withdrawals from the trust account, if any, for Delaware franchise tax and income tax obligations.

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

On April 3, 2024, we issued a non-interest bearing, unsecured promissory note to the Sponsor, pursuant to which we may borrow up to an aggregate principal amount of $510,000. The promissory note bears no interest and the principal balance is payable on the date of the consummation of our initial business combination. At the Sponsor’s discretion, the promissory note may be converted into warrants of the post-business combination entity at a price of $1.50 per warrant, provided that the aggregate of such warrants together with any warrants issued upon conversions pursuant to the 2022 Convertible Promissory Notes and the 2023 Convertible Promissory Note do not exceed 1,000,000 warrants. The warrants would be identical to the private placement warrants.

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

Evaluation of Disclosure Controls and Procedures

As required by Rules 13a-15 and 15d-15 under the Exchange Act, our Chief Executive Officer and Chief Financial Officer carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of December 31, 2023. Based upon their evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) were not effective, due to material weaknesses in our internal control over financial reporting related to the Company’s accounting for complex financial instruments and the Company’s failure to disclose in the Original Filing, the inadvertent disbursements from the Withdrawn Trust Funds to pay general operating expenses, counter to the terms of the trust agreement that led to the restatement of the Company’s audited consolidated financial statements included in this Amendment No. 1 (see Note 1 for additional information). As a result, we performed additional analysis as deemed necessary to ensure that our financial statements were prepared in accordance with GAAP. Accordingly, management believes that the financial statements included in this Amendment No. 1 present fairly in all material respects our financial position, results of operations and cash flows for the period presented.

Remediation Process

To address these material weaknesses, management plans to devote significant effort and resources to the remediation and improvement of its internal control over financial reporting. In particular, management’s plans include implementing enhanced controls and improved internal communications within the Company and its financial reporting advisors related to controls to ensure the Company has oversight of the cash availability for operating needs, including more clearly designating in the Company’s internal books and records the cash that is restricted in its use and the implementation of an additional layer of review of payments for operating expenses to ensure that restricted cash is not used for payment of general operating expenses, and conducting remedial training for management, relevant staff and service providers to reiterate and reinforce the terms of the trust agreement. Management’s remediation plan also includes the addition of a control requiring the Company’s audit committee to approve any withdrawals from the trust account and requiring the placement of such withdrawn funds in, a restricted account for the payment of taxes. We can offer no assurance that these initiatives will ultimately have the intended effects.

As of December 31, 2023, we continue to implement our remediation plan to address the material weaknesses, however until we are able to test the operational effectiveness of the controls, the material weaknesses will not be remediated.

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

This Amendment No. 1 does not include an attestation report of our independent registered public accounting firm due to our status as an emerging growth company under the JOBS Act.

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

On April 3, 2024, we issued a non-interest bearing, unsecured promissory note to the Sponsor, pursuant to which we may borrow up to an aggregate principal amount of $510,000. The promissory note bears no interest and the principal balance is payable on the date of the consummation of our initial business combination. At the Sponsor’s discretion, the promissory note may be converted into warrants of the post-business combination entity at a price of $1.50 per warrant, provided that the aggregate of such warrants together with any warrants issued upon conversions pursuant to the 2022 Convertible Promissory Notes and the 2023 Convertible Promissory Note do not exceed 1,000,000 warrants. The warrants would be identical to the private placement warrants.

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

Exhibit No.	Description
2.1(1)	Business Combination Agreement, dated as of October 4, 2023, by and among Golden Arrow Merger Corp., Beam Merger Sub, Inc. and Bolt Threads, Inc.
3.1(2)	Amended and Restated Certificate of Incorporation.
3.2(3)	Certificate of Amendment to the Amended and Restated Certificate of Incorporation of Golden Arrow Merger Corp., dated March 15, 2023.
3.3(4)	Certificate of Amendment to the Amended and Restated Certificate of Incorporation of Golden Arrow Merger Corp., dated December 12, 2023.
3.4(5)	Bylaws.
4.1(6)	Specimen Unit Certificate.
4.2(6)	Specimen Class A Common Stock Certificate.
4.3(6)	Specimen Warrant Certificate.
4.4(2)	Warrant Agreement, dated March 16, 2021, between the Registrant and Continental Stock Transfer & Trust Company.
4.5(7)	Description of Securities of the Registrant.
10.1(5)	Promissory Note, dated January 8, 2021, issued to Golden Arrow Sponsor, LLC.
10.2(5)	Subscription Agreement, dated January 8, 2021, between the Registrant and Golden Arrow Sponsor, LLC.
10.3(2)	Letter Agreement, dated March 16, 2021, among the Registrant, Golden Arrow Sponsor, LLC and each of the executive officers and directors of the Registrant.
10.4(2)	Investment Management Trust Agreement, dated March 16, 2021, between the Registrant and Continental Stock Transfer & Trust Company.
10.5(3)	Amendment to the Investment Management Trust Agreement, dated March 15, 2023, by and between the Registrant and Continental Stock Transfer & Trust Company.
10.6(2)	Registration Rights Agreement, dated March 16, 2021, among the Registrant, Golden Arrow Sponsor, LLC and each of the executive officers and directors of the Registrant.
10.7(2)	Private Placement Warrants Purchase Agreement, dated March 16, 2021, between the Registrant and Golden Arrow Sponsor, LLC.
10.8(2)	Form of Indemnity Agreement.
10.9(7)	Amended and Restated Promissory Note, dated March 18, 2022, issued to Golden Arrow Sponsor, LLC.

10.10(7)	Promissory Note, dated February 25, 2022, issued to Golden Arrow Sponsor, LLC.
10.11(8)	Promissory Note, dated August 26, 2022, issued by Golden Arrow Merger Corp. to Golden Arrow Sponsor LLC.
10.12(9)	Promissory Note, dated March 8, 2023, issued by Golden Arrow Merger Corp. to Golden Arrow Sponsor LLC.
10.13(3)	Promissory Note, dated March 17, 2023, issued by Golden Arrow Merger Corp. to Golden Arrow Sponsor LLC.
10.14(4)	Promissory Note, dated December 18, 2023, issued by Golden Arrow Merger Corp. to Golden Arrow Sponsor LLC.
10.15(1)	Form of Amended and Restated Registration Rights and Lock-Up Agreement.
10.16(1)	Form of PIPE Subscription Agreement.
10.17*	Form of Amendment to PIPE Subscription Agreement.
10.18(1)	Sponsor Support Agreement, dated as of October 4, 2023, by and among Golden Arrow Sponsor, LLC, Golden Arrow Merger Corp. and Bolt Threads, Inc.
10.19(1)	Stockholder Support Agreement, dated as of October 4, 2023, by and among Golden Arrow Merger Corp., Bolt Threads, Inc. and certain other stockholder parties thereto.
10.20*	Letter Agreement/Amendment to Underwriting Agreement, dated as of February 2, 2024, by and among Golden Arrow Merger Corp., Bolt Threads, Inc. and BTIG LLC.
10.21*	Promissory Note, dated April 3, 2024, issued by Golden Arrow Merger Corp. to Golden Arrow Sponsor LLC.
31.1*	Certification of Chief Executive Officer and Chief Financial Officer required by Rule 13a-14(a) or Rule 15d-14(a).
32.1**	Certification of Chief Executive Officer and Chief Financial Officer required by Rule 13a-14(b) or Rule 15d-14(b) and 18 U.S.C. 1350.
97*	Golden Arrow Merger Corp. Policy for Recovery of Erroneously Awarded Compensation.
101.INS*	Inline XBRL Instance Document.
101.SCH*	Inline XBRL Taxonomy Extension Schema.
101.CAL*	Inline XBRL Taxonomy Calculation Linkbase.
101.LAB*	Inline XBRL Taxonomy Label Document.
101.DEF*	Inline XBRL Definition Linkbase Document.
101.PRE*	Inline XBRL Definition Linkbase Document.
104*	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).

*	Filed herewith.

**	Furnished herewith.

(1)	Incorporated by reference to an exhibit to the Registrant’s Current Report on Form 8-K (File No. 001-40223), filed with the SEC on October 4, 2023.

(2)	Incorporated by reference to an exhibit to the Registrant’s Current Report on Form 8-K (File No. 001-40223), filed with the SEC on March 22, 2021.

(3)	Incorporated by reference to an exhibit to the Registrant’s Current Report on Form 8-K (File No. 001-40223), filed with the SEC on March 22, 2023.

(4)	Incorporated by reference to an exhibit to the Registrant’s Current Report on Form 8-K (File No. 001-40223), filed with the SEC on December 18, 2023.

(5)	Incorporated by reference to an exhibit to the Registrant’s Registration Statement on Form S-1 (File No. 333-253465), filed with the SEC on February 24, 2021.

(6)	Incorporated by reference to an exhibit to the Registrant’s Registration Statement on Form S-1, as amended (File No. 001-253465), filed with the SEC on March 5, 2021.

(7)	Incorporated by reference to an exhibit to the Registrant’s Annual Report on Form 10-K (File No. 001-40223), filed with the SEC on March 31, 2022.

(8)	Incorporated by reference to an exhibit to the Registrant’s Current Report on Form 8-K (File No. 001-40223), filed with the SEC on September 1, 2022.

(9)	Incorporated by reference to an exhibit to the Registrant’s Current Report on Form 8-K (File No. 001-40223), filed with the SEC on March 10, 2023.

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

Restatement of Previously Issued Financial Statements

As more fully discussed in Note 11 to the consolidated financial statements, the Company has restated its 2023 consolidated financial statements to include a previously omitted disclosure. The Company withdrew $1,982,457 from the Trust Account to pay liabilities related to income and franchise taxes. The Company remitted $1,518,949 of these funds withdrawn to pay for these respective taxes, leaving $463,508 of withdrawals for tax purposes that were not remitted as of December 31, 2023. The Company’s cash balance as of December 31, 2023 was $306,034, therefore, the Company had used a portion of the funds withdrawn for taxes from the Trust for working capital purposes. This withdrawal and use of funds were not in accordance with the Trust Agreement.

Going Concern

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the consolidated financial statements, if the Company is unable to raise additional funds to alleviate liquidity needs and complete a business combination by September 19, 2024, then the Company will cease all operations except for the purpose of liquidating. The liquidity condition and date for mandatory liquidation and subsequent dissolution raise substantial doubt about the Company’s ability to continue as a going concern. Management’s plans in regard to these matters are also described in Note 1. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Basis for Opinion

These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s consolidated financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (“PCAOB”) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

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

We have served as the Company’s auditor since 2020.

/s/ WithumSmith+Brown, PC

New York, New York

March 15, 2024, except for Note 11 as to which the date is April 22, 2024

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

As of December 31, 2023, the Company withdrew an aggregate of approximately $289 million from the Trust Account to be used for redemption payments in connection with the Extensions, Delaware franchise tax, and income tax obligations (the “Withdrawn Trust Funds”).

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

NOTE 11. FRANCHISE AND INCOME TAX WITHDRAWAL

Since the completion of its IPO on March 19, 2021, and through December 31, 2023, the Company withdrew $1,982,457 from the Trust Account to pay liabilities related to the income and Delaware franchise taxes. Through December 31, 2023, the Company remitted $1,518,949 to the respective tax authorities, which resulted in remaining excess funds withdrawn from the Trust Account but not remitted to the government authorities of $463,508. Additionally, the Withdrawn Trust Funds were held in the Company’s operating account that also holds funds deposited by the Sponsor to be used for general operating expenses. As a result, the Company mistakenly used $157,474 of the Withdrawn Trust Funds for payment of general operating expenses as of December 31, 2023. The disclosure of this inadvertent mistake was omitted from the Company’s quarterly reports on Form 10-Q for the quarters ended June 30, 2023 and September 30, 2023. The amounts deemed to have been used for operating expenses were $76,974 as of June 30, 2023 and $335,127 as of September 30, 2023. Management has determined that this use of the Withdrawn Trust Funds was not in accordance with the Trust Agreement.

On April 3, 2024, the Company issued a non-interest bearing, unsecured promissory note to the Sponsor, pursuant to which it may borrow up to an aggregate principal amount of $510,000, which made the Withdrawn Trust Funds whole. The Company made estimated payments on its income tax obligations for the year ended December 31, 2023 of $453,342 and $11,000 on April 3, 2024 and April 9, 2024, respectively. The promissory note replenished the Company’s operating account for the Withdrawn Trust Funds inadvertently used for operating expenses. The Company is in the process of establishing a restricted bank account to be used to temporarily hold future withdrawals from the Trust Account, if any, for Delaware franchise tax and income tax obligations.

NOTE 12. SUBSEQUENT EVENTS

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

Golden Arrow Merger Corp.

Dated: April 22, 2024	By:	/s/ Timothy Babich
Timothy Babich
Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities indicated on April 22, 2024.

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