Form 10-Q
period 2024-03-31
Golden Arrow Merger Corp.
filed 2024-05-20
CIK 1841125

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(MARK ONE)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarter ended March 31, 2024

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

As of May 20, 2024, there were 7,625,437 shares of Class A common stock, par value $0.0001 per share, and 140,000 shares of Class B common stock, par value $0.0001 per share, issued and outstanding.

GOLDEN ARROW MERGER CORP.

FORM 10-Q FOR THE QUARTER ENDED MARCH 31, 2024

i

PART I - FINANCIAL INFORMATION

Item 1. Interim Financial Statements.

GOLDEN ARROW MERGER CORP.

CONSOLIDATED CONDENSED BALANCE SHEETS

	March 31,	December 31,
	2024	2023
	(unaudited)
ASSETS
Current Assets
Cash	$60,508	$306,034
Prepaid expenses	191,892	152,663
Total Current Assets	252,400	458,697

Cash held in Trust Account	6,271,861	6,218,429
Total Assets	$6,524,261	$6,677,126

LIABILITIES, CLASS A COMMON STOCK SUBJECT TO POSSIBLE REDEMPTION, AND STOCKHOLDERS’ DEFICIT
Current Liabilities
Accounts payable and accrued expenses	$1,311,822	$1,135,140
Promissory note – related party	578,689	578,689
Convertible notes - related party	1,484,326	1,484,326
Excise tax payable	2,870,720	2,870,720
Income taxes payable	462,108	453,342
Total Current Liabilities	6,707,665	6,522,217

Deferred underwriting fee payable	10,062,500	10,062,500
Warrant liabilities	2,916,667	2,041,667
Total Liabilities	19,686,832	18,626,384

Commitments and Contingencies
Class A common stock subject to possible redemption, $0.0001 par value, 200,000,000 shares authorized, 577,937 and 577,937 shares at a redemption value of $10.85 per share at March 31, 2024 and $10.76 per share at December 31, 2023, respectively	6,272,008	6,228,145

Stockholders’ Deficit
Preferred stock, $0.0001 par value; 1,000,000 shares authorized; none issued or outstanding at March 31, 2024 and December 31, 2023	—	—
Class A common stock, $0.0001 par value; 200,000,000 shares authorized; 7,047,500 and 7,047,500 shares issued or outstanding (excluding 577,937 and 577,937 shares subject to possible redemption) at March 31, 2024 and December 31, 2023, respectively	705	705
Class B common stock, $0.0001 par value; 20,000,000 shares authorized; 140,000 shares issued and outstanding at March 31, 2024 and December 31, 2023	14	14
Additional paid-in capital	—	—
Accumulated deficit	(19,435,298)	(18,178,122)
Total Stockholders’ Deficit	(19,434,579)	(18,177,403)
TOTAL LIABILITIES, CLASS A COMMON STOCK SUBJECT TO POSSIBLE REDEMPTION, AND STOCKHOLDERS’ DEFICIT	$6,524,261	$6,677,126

The accompanying notes are an integral part of the unaudited consolidated condensed financial statements.

GOLDEN ARROW MERGER CORP.

UNAUDITED CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS

	For the Three Months Ended March 31,
	2024	2023
Formation and operational costs	$389,890	$569,546
Loss from operations	(389,890)	(569,546)

Other (expense) income:
Change in fair value of warrant liabilities	(875,000)	(583,333)
Interest income – bank	1,587	411
Interest earned on investments held in Trust Account	58,756	2,574,583
Total other (expense) income	(814,657)	1,991,661

(Loss) income before provision for income taxes	(1,204,547)	1,422,115
Provision for income taxes	(8,766)	(530,249)
Net (loss) income	$(1,213,313)	$891,866

Basic and diluted weighted average shares outstanding, Class A common stock redeemable shares	577,937	25,303,491

Basic and diluted net (loss) income per share, Class A common stock redeemable shares	$(0.16)	$0.03

Basic and diluted weighted average shares outstanding, Class A common stock non-redeemable shares	7,047,500	—

Basic and diluted net (loss) income per share, Class A common stock non-redeemable shares	$(0.16)	$—

Basic and diluted weighted average shares outstanding, Class B common stock	140,000	5,948,379

Basic and diluted net (loss) income per share, Class B common stock	$(0.16)	$0.03

The accompanying notes are an integral part of the unaudited consolidated condensed financial statements.

GOLDEN ARROW MERGER CORP.

UNAUDITED CONSOLIDATED CONDENSED STATEMENTS OF CHANGES IN STOCKHOLDERS’ DEFICIT

FOR THE THREE MONTHS ENDED MARCH 31, 2024

	Class A Common Stock		Class B Common Stock		Additional Paid-in	Accumulated	Total Stockholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Deficit
Balance — December 31, 2023	7,047,500	$705	140,000	$14	$—	$(18,178,122)	$(18,177,403)

Accretion for Class A common stock subject to redemption amount	—	—	—	—	—	(43,863)	(43,863)

Net loss	—	—	—	—	—	(1,213,313)	(1,213,313)

Balance – March 31, 2024	7,047,500	$705	140,000	$14	$—	$(19,435,298)	$(19,434,579)

FOR THE THREE MONTHS ENDED MARCH 31, 2023

	Class A Common Stock		Class B Common Stock		Additional Paid-in	Accumulated	Total Stockholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Deficit
Balance — December 31, 2022	—	$—	7,187,500	$719	$—	$(10,086,295)	$(10,085,576)

Accretion for Class A common stock subject to redemption amount	—	—	—	—	—	(1,994,334)	(1,994,334)

Adjustment related to convertible promissory note	—	—	—	—	—	(811,150)	(811,150)

Class B common stock converted to class A common stock	7,047,500	705	(7,047,500)	(705)	—	—	—

Net income	—	—	—	—	—	891,866	891,866

Balance – March 31, 2023	7,047,500	$705	140,000	$14	$—	$(11,999,913)	$(11,999,194)

The accompanying notes are an integral part of the unaudited consolidated condensed financial statements.

GOLDEN ARROW MERGER CORP.

UNAUDITED CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS

	For the Three Months Ended March 31,
	2024	2023
Cash Flows from Operating Activities:
Net (loss) income	$(1,213,313)	$891,866
Adjustments to reconcile net (loss) income to net cash used in operating activities:
Change in fair value of warrant liabilities	875,000	583,333
Interest earned on investments held in Trust Account	(58,756)	(2,574,583)
Changes in operating assets and liabilities:
Prepaid expenses	(39,229)	(184,734)
Accounts payable and accrued expenses	176,682	151,031
Income taxes payable	8,766	530,249
Net cash used in operating activities	(250,850)	(602,838)

Cash Flows from Investing Activities:
Investment of cash into Trust Account	(34,676)	—
Cash withdrawn from Trust Account to pay franchise and income taxes	40,000	983,538
Cash withdrawn from Trust Account in connection with redemption	—	270,769,687
Net cash provided by investing activities	5,324	271,753,225

Cash Flows from Financing Activities:
Proceeds from promissory note – related party	—	63,015
Proceeds from convertible promissory note - related party	—	200,000
Redemption of common stock	—	(270,769,687)
Net cash used in financing activities	—	(270,506,672)

Net Change in Cash	(245,526)	643,715
Cash – Beginning of period	306,034	348,749
Cash – End of period	$60,508	$992,464

The accompanying notes are an integral part of the unaudited consolidated condensed financial statements.

GOLDEN ARROW MERGER CORP.

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

MARCH 31, 2024

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

On October 4, 2023, Beam Merger Sub, Inc. (“Merger Sub I”), a Delaware corporation and a wholly owned subsidiary of the Company, was formed. As of March 31, 2024 there has been no activity for Merger Sub I.

As of March 31, 2024, the Company had not commenced any operations. All activity through March 31, 2024 relates to the Company’s formation and the initial public offering (“Initial Public Offering”), which is described below, and subsequent to the Initial Public Offering, identifying a target company for a Business Combination. The Company will not generate any operating revenues until after the completion of a Business Combination, at the earliest. The Company generates non-operating income in the form of interest income from the proceeds derived from the Initial Public Offering.

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

MARCH 31, 2024

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

GOLDEN ARROW MERGER CORP.

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

MARCH 31, 2024

(Unaudited)

On March 18, 2024, the Company received a notice from the staff of the Listing Qualifications Department of The Nasdaq Stock Market LLC (“Nasdaq”) indicating that unless the Company timely requests a hearing before the Nasdaq Hearings Panel (the “Panel”), trading of the Company’s securities on The Nasdaq Capital Market would be suspended at the opening of business on March 27, 2024, due to the Company’s non-compliance with Nasdaq IM-5101-2, which requires that a special purpose acquisition company complete one or more business combinations within 36 months of the effectiveness of its registration statement in connection with its initial public offering.

The Company timely requested a hearing before the Panel, and a hearing was held on May 16, 2024, at which the Company requested sufficient time to complete the Business Combination with Bolt Threads, Inc. (“Bolt Threads”). There can be no assurance that the Panel will grant the Company’s request to reverse or stay the delisting determination, or that the Company’s securities will not be suspended pending the Panel’s decision.

Furthermore, there can be no assurance that the Company will be able to satisfy Nasdaq’s continued listing requirements and maintain compliance with other Nasdaq listing requirements.

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

As of March 31, 2024, thirteen extension payments were made for a total of $613,370, which extended the Termination Date to April 19, 2024. On April 18, 2024, the Company made an additional payment, which extended the Termination Date to May 19, 2024.

GOLDEN ARROW MERGER CORP.

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

MARCH 31, 2024

(Unaudited)

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

Concurrently with the execution of the Business Combination Agreement, certain investors (the “PIPE Investors”), including the Sponsor, entered into subscription agreements (the “PIPE Subscription Agreements”) pursuant to which the PIPE Investors have committed to purchase in a private placement up to 2,734,433 shares of Class A Common Stock (the “PIPE Shares”) at a purchase price of $10.00 per share and an aggregate purchase price of up to $27,344,330 (the “PIPE Investment”). The purchase of the PIPE Shares is conditioned upon, among other things, the consummation of the Business Combination and will be consummated immediately prior to or substantially concurrently with the Closing. The shares of Class A Common Stock to be issued pursuant to the PIPE Subscription Agreements have not been registered under the Securities Act and will be issued in reliance on the availability of an exemption from such registration. On February 28, 2024, the PIPE Investors entered into amendments to the PIPE Subscription Agreements which reduced their aggregate commitment to purchase PIPE Shares to 2,287,464 at a purchase price of $10.00 per share, for an aggregate PIPE Investment of up to $22,874,640.

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

GOLDEN ARROW MERGER CORP.

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

MARCH 31, 2024

(Unaudited)

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

On January 18, 2024, February 18, 2024, March 18, 2024 and April 18, 2024, additional extension payments of $11,559 each time were made, which extended the Termination Date to May 19, 2024.

On February 2, 2024, the Company entered into an agreement with BTIG and Bolt Threads to modify the deferred underwriting fees conditioned upon the closing of the Bolt Threads Agreement. The agreement states that $500,000 will be deposited and held in the Trust Account and payable in cash directly from the Trust Account, without accrued interest, to BTIG for its own account upon consummation of the Company’s initial Business Combination. Additionally, upon consummation of the Company’s initial Business Combination, BTIG will receive shares of post-combination company common stock equivalent to the greater of: (i) 500,000 shares of post-combination company common stock, or (ii) the number of shares calculated by dividing (x) $5,000,000 by (y) the VWAP of the post-combination company common stock over the three trading days immediately preceding the initial filing of the resale registration statement, provided that clause (y) will not be less than $8.00. The deferred fee will become payable to the underwriters solely in the event that we complete the Business Combination, subject to the terms of the underwriting agreement, as amended. Upon a successful Business Combination with Bolt Threads, the Company will recognize a reduction in the value of its deferred underwriting fee equal to the $500,000 which is payable in cash and the fair value of the shares transferred as of the date of the agreement.

Going Concern

As of March 31, 2024, the Company had cash of $60,508 and working capital deficit of $6,455,265. The Company intends to use the funds held outside the Trust Account primarily to identify and evaluate target businesses, perform business due diligence on prospective target businesses, travel to and from the offices, plants or similar locations of prospective target businesses or their representatives or owners, review corporate documents and material agreements of prospective target businesses, and structure, negotiate and complete a Business Combination.

For the period ended March 31, 2024, the Company withdrew an aggregate of approximately $40,000 from the Trust Account that was used for Delaware franchise tax.

The Company has incurred and expects to continue to incur significant costs in pursuit of its acquisition plans. The Company will need to raise additional capital through loans or additional investments from its Sponsor, stockholders, officers, directors, or third parties. The Company’s officers, directors and Sponsor may, but are not obligated to, loan the Company funds, from time to time or at any time, in whatever amount they deem reasonable in their sole discretion, to meet the Company’s working capital needs. Accordingly, the Company may not be able to obtain additional financing. If the Company is unable to raise additional capital, it may be required to take additional measures to conserve liquidity, which could include, but not necessarily be limited to, curtailing operations, suspending the pursuit of a potential transaction, and reducing overhead expenses. The Company cannot provide any assurance that new financing will be available to it on commercially acceptable terms, if at all. If the Company is unable to complete the Business Combination because it does not have sufficient funds available, the Company will be forced to cease operations and liquidate the Trust Account. These conditions raise substantial doubt about the Company’s ability to continue as a going concern one year from the date that these unaudited consolidated financial statements are issued.

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

GOLDEN ARROW MERGER CORP.

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

MARCH 31, 2024

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

The accompanying unaudited consolidated condensed financial statements should be read in conjunction with the Company’s Annual Report on Form 10-K as filed with the SEC on March 15, 2024, as amended. The interim results for the three months ended March 31, 2024 are not necessarily indicative of the results to be expected for the year ending December 31, 2024 or for any future periods.

Principles of Consolidation

The accompanying unaudited consolidated financial statements include the accounts of the Company and its wholly owned subsidiary. All significant intercompany balances and transactions have been eliminated in consolidation.

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

GOLDEN ARROW MERGER CORP.

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

MARCH 31, 2024

(Unaudited)

Cash and Cash Equivalents

The Company considers all short-term investments with an original maturity of three months or less when purchased to be cash equivalents. The Company did not have any cash equivalents as of March 31, 2024 and December 31, 2023.

Investments Held in Trust Account

At March 31, 2024 and December 31, 2023, all of the assets held in the Trust Account were held in money market funds which are invested primarily in U.S. Treasury securities.

Class A Common Stock Subject to Possible Redemption

The Company accounts for its Class A common stock subject to possible redemption in accordance with the guidance in Accounting Standards Codification (“ASC”) Topic 480, “Distinguishing Liabilities from Equity.” Shares of Class A common stock subject to mandatory redemption are classified as a liability instrument and are measured at fair value. Conditionally redeemable Class A common stock (including Class A common stock that features redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within the Company’s control) is classified as temporary equity. At all other times, Class A common stock is classified as stockholders’ equity. The Company’s Class A common stock features certain redemption rights that are considered to be outside of the Company’s control and subject to occurrence of uncertain future events. Accordingly, at March 31, 2024 and December 31, 2023, the 577,937 shares of Class A common stock subject to possible redemption are presented as temporary equity, outside of the stockholders’ deficit section of the Company’s unaudited consolidated balance sheets, respectively.

The Company recognizes changes in redemption value immediately as they occur and adjusts the carrying value of redeemable common stock to equal the redemption value at the end of each reporting period.

At March 31, 2024 and December 31, 2023, the Class A common stock reflected in the unaudited consolidated condensed balance sheets is reconciled in the following table:

Gross proceeds	$287,500,000
Less:
Proceeds allocated to Public Warrants	(9,195,833)
Class A common stock issuance costs	(15,827,645)
Plus:
Accretion of carrying value to redemption value	27,881,248
Class A common stock subject to possible redemption, December 31, 2022	290,357,770
Less:
Redemption	(287,071,970)
Plus:
Accretion of carrying value to redemption value	2,942,345
Class A common stock subject to possible redemption, December 31, 2023	6,228,145
Plus:
Accretion of carrying value to redemption value	43,863
Class A common stock subject to possible redemption, March 31, 2024	$6,272,008

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

GOLDEN ARROW MERGER CORP.

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

MARCH 31, 2024

(Unaudited)

Warrant Liabilities

The Company accounts for the warrants in accordance with the guidance contained in ASC 815-40-15 under which the warrants do not meet the criteria for equity treatment and must be recorded as liabilities. Accordingly, the Company classifies the warrants as liabilities at their fair value and adjust the warrants to fair value at each reporting period. This liability is subject to re-measurement at each balance sheet date until exercised, and any change in fair value is recognized in the unaudited consolidated statements of operations. The Private Placement Warrants and the public warrants (the “Public Warrants”) for periods where no observable traded price was available are valued using a lattice model, specifically a binomial lattice model incorporating the Cox-Ross-Rubenstein methodology. For periods subsequent to the detachment of the Public Warrants from the Units, the Public Warrant quoted market price was used as the fair value as of each relevant date.

Income Taxes

The Company accounts for income taxes under ASC 740, “Income Taxes.” ASC 740 requires the recognition of deferred tax assets and liabilities for both the expected impact of differences between the unaudited consolidated financial statements and tax basis of assets and liabilities and for the expected future tax benefit to be derived from tax loss and tax credit carryforwards. ASC 740 additionally requires a valuation allowance to be established when it is more likely than not that all or a portion of deferred tax assets will not be realized. As of March 31, 2024 and December 31, 2023, the Company’s deferred tax asset had a full valuation allowance recorded against it. The Company’s effective tax rate was (0.73)% and 33.10% for the three months ended March 31, 2024 and 2023, respectively. The effective tax rate differs from the statutory tax rate of 21% for the three months ended March 31, 2024 and 2023, due to changes in fair value in warrant liability, changes in fair value in the convertible promissory note, and the valuation allowance on the deferred tax assets.

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

The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. There were no unrecognized tax benefits and no amounts accrued for interest and penalties as of March 31, 2024 and December 31, 2023. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position.

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

The calculation of diluted (loss) income per common share does not consider the effect of the warrants issued in connection with the (i) Initial Public Offering, and (ii) the private placement since the exercise of the warrants is contingent upon the occurrence of future events. The warrants are exercisable to purchase 14,583,333 Class A common stock in the aggregate. As of March 31, 2024 and 2023, the Company had dilutive securities that are Public Warrants and Private Placement Warrants that could, potentially, be exercised or converted into common stock and then share in the earnings of the Company. The warrants are not exercisable until 30 days after the completion of a Business Combination. As a result, diluted net (loss) income per common share is the same as basic net (loss) income per common share for the periods presented.

GOLDEN ARROW MERGER CORP.

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

MARCH 31, 2024

(Unaudited)

The following table reflects the calculation of basic and diluted net (loss) income per common share (in dollars, except per share amounts):

	For the Three Months Ended March 31,
	2024			2023
	Class A	Class A
	Redeemable	Non-Redeemable	Class B	Class A	Class B
Basic and diluted net (loss) income per common share
Numerator:
Allocation of net (loss) income,	$(90,300)	$(1,101,139)	$(21,874)	$722,111	$169,755
Denominator:
Basic and diluted weighted average shares outstanding	577,937	7,047,500	140,000	25,303,491	5,948,379

Basic and diluted net (loss) income per common share	$(0.16)	$(0.16)	$(0.16)	$0.03	$0.03

Concentration of Credit Risk

The Company has significant cash balances at financial institutions which throughout the year regularly exceed the federally insured limit of $250,000. Any loss incurred or a lack of access to such funds could have a significant adverse impact on the Company’s financial condition, results of operations, and cash flows.

Fair Value of Financial Instruments

The fair value of the Company’s assets and liabilities, which qualify as financial instruments under ASC Topic 820, “Fair Value Measurement,” approximates the carrying amounts represented in the accompanying unaudited consolidated balance sheets, primarily due to their short-term nature, other than derivative warrant liabilities (see Note 9).

Recent Accounting Standards

In August 2020, the FASB issued ASU 2020-06, “Debt—Debt with Conversion and Other Options (Subtopic 470-20) and Derivatives and Hedging—Contracts in Entity’s Own Equity (Subtopic 815-40): Accounting for Convertible Instruments and Contracts in an Entity’s Own Equity” (“ASU 2020-06”), which simplifies accounting for convertible instruments by removing major separation models required under current GAAP. ASU 2020-06 removes certain settlement conditions that are required for equity contracts to qualify for the derivative scope exception, and it also simplifies the diluted earnings per share calculation in certain areas. ASU 2020-06 is effective for fiscal years beginning after December 15, 2023, including interim periods within those fiscal years, with early adoption permitted. The adoption of ASU 2020-06 did not have a material impact on its unaudited consolidated financial statements.

In December 2023, the FASB issued ASU 2023-09, Income Taxes (Topic 740): “Improvements to Income Tax Disclosures” (“ASU 2023-09”), which requires disclosure of incremental income tax information within the rate reconciliation and expanded disclosures of income taxes paid, among other disclosure requirements. ASU 2023-09 is effective for fiscal years beginning after December 15, 2024. Early adoption is permitted. The Company’s management does not believe the adoption of ASU 2023-09 will have a material impact on its unaudited consolidated financial statements and disclosures.

Management does not believe that any recently issued, but not yet effective, accounting standards, if currently adopted, would have a material effect on the Company’s unaudited consolidated financial statements.

GOLDEN ARROW MERGER CORP.

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

MARCH 31, 2024

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

Promissory Note — Related Party

In connection with the Extension Payments, on March 17, 2023, the Company issued an unsecured promissory note to the Sponsor in the aggregate amount of $567,130 (the “Extension Note”). As of March 31, 2024, the Company has deposited an aggregate of $567,130 of Extension Payments into the Trust Account and intends to continue to extend the Termination Date up to March 19, 2024. The Extension Note bears no interest and the principal balance is payable on the date of the consummation of the initial business combination. The Extension Note is not convertible into private placement warrants and the principal balance may be prepaid at any time. As of March 31, 2024, $567,130 was outstanding under this note.

On December 18, 2023, the Company issued an unsecured promissory note to our Sponsor in the aggregate amount of $104,029 (the “Extension Note 2”). As of March 31, 2024, the Company has deposited an aggregate of $11,559 of Extension Payments into the Trust Account and intends to continue to extend the Termination Date up to September 19, 2024. The Extension Note bears no interest and the principal balance is payable on the date of the consummation of the initial business combination. The Extension Note is not convertible into private placement warrants and the principal balance may be prepaid at any time.

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

MARCH 31, 2024

(Unaudited)

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

As of March 31, 2024 and December 31, 2023, there was an aggregate of $1,484,326 outstanding under the three promissory notes (together, the “Convertible Promissory Notes”). The Convertible Promissory Notes were valued at par value.

NOTE 6. COMMITMENTS AND CONTINGENCIES

Risks and Uncertainties

The continuing military conflict between the Russian Federation and Ukraine, the military action between Hamas and Israel and the risk of escalations of other military conflicts have created and are expected to create global economic consequences. The specific impact on the Company’s financial condition, results of operations, and cash flows is not determinable as of the date of these unaudited consolidated condensed financial statements.

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

GOLDEN ARROW MERGER CORP.

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

MARCH 31, 2024

(Unaudited)

Underwriting Agreement

The underwriters are entitled to a deferred fee of $0.35 per Unit, or $10,062,500 in the aggregate. The deferred fee will become payable to the underwriters from the amounts held in the Trust Account solely in the event that the Company completes a Business Combination, subject to the terms of the underwriting agreement.

On February 2, 2024, the Company entered into an agreement with BTIG and Bolt Threads to modify the deferred underwriting fees conditioned upon the closing of the Bolt Threads Agreement. The agreement states that $500,000 will be deposited and held in the Trust Account and payable in cash directly from the Trust Account, without accrued interest, to BTIG for its own account upon consummation of the Company’s initial Business Combination. Additionally, upon consummation of the Company’s initial Business Combination, BTIG will receive shares of post-combination company common stock equivalent to the greater of: (i) 500,000 shares of post-combination company common stock, or (ii) the number of shares calculated by dividing (x) $5,000,000 by (y) the VWAP of the post-combination company common stock over the three trading days immediately preceding the initial filing of the resale registration statement, provided that clause (y) will not be less than $8.00. The deferred fee will become payable to the underwriters solely in the event that we complete the Business Combination, subject to the terms of the underwriting agreement, as amended. Upon a successful Business Combination with Bolt Threads, the Company will recognize a reduction in the value of its deferred underwriting fee equal to the $500,000 which is payable in cash and the fair value of the shares transferred as of the date of the agreement.

Consulting Agreement

On June 20, 2022, the Company entered into an agreement with Jones International Group for consulting services related to a search for a target business. For the three months ended March 31, 2024 and 2023, the Company incurred $0 and $20,500 in these consulting fees, respectively. On February 20, 2023, the Company terminated this agreement.

NOTE 7. STOCKHOLDERS’ DEFICIT

Preferred Stock — The Company is authorized to issue 1,000,000 shares of preferred stock with a par value of $0.0001 per share with such designation, rights and preferences as may be determined from time to time by the Company’s board of directors. At March 31, 2024 and December 31, 2023, there were no shares of preferred stock issued or outstanding.

Class A Common Stock — The Company is authorized to issue 200,000,000 shares of Class A common stock with a par value of $0.0001 per share. Holders of Class A common stock are entitled to one vote for each share. At March 31, 2024 and December 31, 2023, there were 577,937 shares of Class A common stock issued and outstanding and all of which are subject to possible redemption and presented as temporary equity, respectively. At March 31, 2024 and December 31, 2023, there were 7,047,500 shares of Class A common stock that were not subject to possible redemption.

Class B Common Stock — The Company is authorized to issue 20,000,000 shares of Class B common stock with a par value of $0.0001 per share. Holders of Class B common stock are entitled to one vote for each share. At March 31, 2024 and December 31, 2023, there were 140,000 shares of common stock issued and outstanding.

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

GOLDEN ARROW MERGER CORP.

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

MARCH 31, 2024

(Unaudited)

NOTE 8. WARRANTS

Warrants — As of March 31, 2024 and December 31, 2023, there were 9,583,333 Public Warrants outstanding. Public Warrants may only be exercised for a whole number of shares. No fractional warrants will be issued upon separation of the Units and only whole warrants will trade. The Public Warrants will become exercisable on the later of (a) 30 days after the completion of a Business Combination and (b) 12 months from the closing of the Initial Public Offering. The Public Warrants will expire five years after the completion of a Business Combination or earlier upon redemption or liquidation.

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

MARCH 31, 2024

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

As of March 31, 2024 and December 31, 2023, there were 5,000,000 Private Placement Warrants outstanding. The Private Placement Warrants are identical to the Public Warrants underlying the Units sold in the Initial Public Offering, except that the Private Placement Warrants and the Class A common stock issuable upon the exercise of the Private Placement Warrants will not be transferable, assignable or saleable until 30 days after the completion of a Business Combination, subject to certain limited exceptions. Additionally, the Private Placement Warrants will be exercisable on a cashless basis and be non-redeemable, except as described above, so long as they are held by the initial purchasers or its permitted transferees. If the Private Placement Warrants are held by someone other than the initial purchasers or its permitted transferees, the Private Placement Warrants will be redeemable by the Company and exercisable by such holders on the same basis as the Public Warrants.

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

GOLDEN ARROW MERGER CORP.

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

MARCH 31, 2024

(Unaudited)

At March 31, 2024, assets held in the Trust Account were comprised of $6,271,861 in money market funds which are primarily invested in U.S. Treasury securities. During the period ended March 31, 2024, the Company withdrew an aggregate of $40,000 from the Trust Account that was used for Delaware franchise tax.

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

The following table presents information about the Company’s assets and liabilities that are measured at fair value on a recurring basis at March 31, 2024 and December 31, 2023 and indicates the fair value hierarchy of the valuation inputs the Company utilized to determine such fair value:

Description	Level	March 31, 2024	December 31, 2023
Assets:
Investments held in Trust Account	1	$6,271,861	$6,218,429
Liabilities:
Warrant Liabilities – Public Warrants	2	$1,916,667	$1,341,667
Warrant Liabilities – Private Placement Warrants	3	$1,000,000	$700,000

Warrant Liabilities

The Warrants were accounted for as liabilities in accordance with ASC 815-40 and are presented within warrant liabilities on the Company’s accompanying unaudited consolidated balance sheets. The warrant liabilities are measured at fair value at inception and on a recurring basis, with changes in fair value presented within change in fair value of warrant liabilities in the unaudited consolidated statements of operations. For the Public Warrants, the Company initially utilized a binomial lattice model consistent with the Private Warrants discussed below. The subsequent measurements of the Public Warrants after the detachment of the Public Warrants from the Units are classified as Level 1 due to the use of an observable market quote in an active market.

For the Private Placement Warrants, the Company utilizes a lattice model, specifically a binomial lattice model incorporating the Cox-Ross-Rubenstein methodology, to value the warrants at each reporting period, with changes in fair value recognized in the unaudited consolidated statements of operations. The estimated fair value of the warrant liability is determined using Level 3 inputs. Inherent in a binomial options pricing model are assumptions related to expected share-price volatility, expected life, risk-free interest rate and dividend yield. The Company estimates the volatility of its shares of common stock based on historical volatility that matches the expected remaining life of the warrants. The risk-free interest rate is based on the U.S. Treasury zero-coupon yield curve on the grant date for a maturity similar to the expected remaining life of the warrants. The expected life of the warrants is assumed to be equivalent to their remaining contractual term. The dividend rate is based on the historical rate, which the Company anticipates remaining at zero.

The key inputs for the binomial lattice model as of March 31, 2024 and December 31, 2023 were as follows:

Input	As of March 31, 2024	As of December 31, 2023
Stock price	$10.72	$10.58
Strike price	$11.50	$11.50
Effective expiration date	September 30, 2025	September 17, 2024
Volatility	Immaterial	Immaterial %
Risk-free rate	4.75%	4.34%
Dividend yield	0.0%	0.0%

GOLDEN ARROW MERGER CORP.

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

MARCH 31, 2024

(Unaudited)

The following tables present the changes in the fair value of warrant liabilities classified as Level 3 in the fair value hierarchy as March 31, 2024 and 2023:

Private Placement
Fair value as of January 1, 2024	$700,000
Change in valuation inputs or other assumptions	300,000
Fair value as of March 31, 2024	$1,000,000

Private Placement
Fair value as of January 1, 2023	$50,000
Change in valuation inputs or other assumptions	200,000
Fair value as of March 31, 2023	$250,000

Transfers to/from Levels 1, 2 and 3 are recognized at the end of the reporting period in which a change in valuation technique or methodology occurs. There were no transfers in or out of Level 3 from other levels in the fair value hierarchy that occurred during the three months ended March 31, 2024 and 2023. The Public Warrants were transferred from Level 1 to Level 2 at December 31, 2022 due to the lack of trading activity.

Convertible Promissory Notes – Related Party

The fair value of the option to convert the convertible promissory notes into Private Warrants was valued by utilizing a discounted cash flow method to value the debt component and a Black-Scholes model to value the debt conversion option to derive the fair value of the convertible notes.

The estimated fair value of the convertible promissory notes was based on the following significant inputs:

Input	As of December 31, 2022
Stock price	$10.02
Strike price	$11.50
Expiration date of warrants	September 17, 2023
Volatility	7.0%
Risk-free rate	4.69%
Dividend yield	0.0%

The following tables present the changes in the fair value of the Level 3 convertible promissory notes:

Fair value as of January 1, 2023	$88,850
Restatement of Convertible Promissory Note	(88,850)
Fair value as of March 31, 2023	$—

There were no transfers in or out of Level 3 from other levels in the fair value hierarchy during the three months ended March 31, 2024 and 2023 for the convertible promissory notes.

GOLDEN ARROW MERGER CORP.

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

MARCH 31, 2024

(Unaudited)

NOTE 10. SUBSEQUENT EVENTS

The Company evaluated subsequent events and transactions that occurred after the unaudited consolidated condensed balance sheet date up to the date that the unaudited consolidated condensed financial statements were issued. Based upon this review, the Company did not identify any subsequent events, other than below, that would have required adjustment or disclosure in the unaudited consolidated condensed financial statements.

On April 3, 2024, the Company issued an unsecured promissory note (the “Note”), in the amount of up to $510,000 to Golden Arrow Sponsor, LLC (the “Sponsor”). The proceeds of the Note may be drawn down from time to time prior to the Maturity Date (as defined below) upon request by the Company. The Note bears no interest and the principal balance is payable on the date of the consummation of the Company’s initial business combination (the “Maturity Date”). On or before the Maturity Date, the Sponsor has the option to convert all or any portion of the principal outstanding under the Note into warrants (“Working Capital Warrants”) at a conversion price of $1.50 per warrant, provided that the aggregate of such Working Capital Warrants, together with any warrants issued upon conversions pursuant to the promissory notes, dated February 25, 2022, August 26, 2022 and March 8, 2023, do not exceed 1,000,000 warrants. The terms of the Working Capital Warrants, if any, would be identical to the terms of the private placement warrants issued by the Company at the time of its initial public offering (the “IPO”), as described in the prospectus for the IPO dated March 16, 2021 and filed with the U.S. Securities and Exchange Commission (the “SEC”), including the transfer restrictions applicable thereto. The Note is subject to customary events of default, the occurrence of certain of which automatically triggers the unpaid principal balance of the Note and all other sums payable with regard to the Note becoming immediately due and payable. The issuance of the Note was made pursuant to the exemption from registration contained in Section 4(a)(2) of the Securities Act of 1933, as amended.

The Company’s management identified an omission in the notes to the Company’s audited consolidated financial statements as of and for the year ended December 31, 2023, included in the Company’s Annual Report on Form 10-K, filed with the SEC on March 15, 2024 (the “Original Filing”). The Original Filing omitted certain information relating to the Company’s inadvertent disbursement of funds withdrawn from the Company’s trust account established in connection with the Company’s initial public offering (the “Trust Account”), which were restricted for payment of tax liabilities under the Company’s amended and restated certificate incorporation and the terms of the Company’s investment management trust agreement, dated March 16, 2021, for general corporate purposes.

As disclosed in the Form 10-K/A, the Withdrawn Trust Funds were held in the Company’s operating account that also holds funds deposited by the Sponsor to be used for general operating expenses. As a result, we mistakenly used $157,474 of the Withdrawn Trust Funds for payment of general operating expenses as of December 31, 2023. The disclosure of this inadvertent mistake was omitted from our quarterly reports on Form 10-Q for the quarters ending June 30, 2023 and September 30, 2023. The amounts deemed to have been used for operating expenses were $76,974 as of June 30, 2023 and $335,127 as of September 30, 2023. Management has determined that this use of the Withdrawn Trust Funds was not in accordance with the trust agreement.

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

Special Note Regarding Forward-Looking Statements

This Quarterly Report includes “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”) and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”) that are not historical facts and involve risks and uncertainties that could cause actual results to differ materially from those expected and projected. All statements, other than statements of historical fact included in this Quarterly Report including, without limitation, statements in this “Management’s Discussion and Analysis of Financial Condition and Results of Operations” regarding the Company’s financial position, business strategy and the plans and objectives of management for future operations, are forward-looking statements. Words such as “expect,” “believe,” “anticipate,” “intend,” “estimate,” “seek” and variations and similar words and expressions are intended to identify such forward-looking statements. Such forward-looking statements relate to future events or future performance, but reflect management’s current beliefs, based on information currently available. A number of factors could cause actual events, performance or results to differ materially from the events, performance and results discussed in the forward-looking statements. For information identifying important factors that could cause actual results to differ materially from those anticipated in the forward-looking statements, please refer to the Risk Factors section of the Company’s Annual Report on Form 10-K (the “Form 10-K”) filed with the U.S. Securities and Exchange Commission (the “SEC”) on March 15, 2024, as amended. The Company’s securities filings can be accessed on the EDGAR section of the SEC’s website at www.sec.gov. Except as expressly required by applicable securities law, the Company disclaims any intention or obligation to update or revise any forward-looking statements whether as a result of new information, future events or otherwise.

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

As of March 31, 2024, thirteen Extension Payments were made for a total of $613,370, which extended the deadline by which we must complete a business combination to April 19, 2024. On April 18, 2024, the Company made an additional payment, which extended the Termination Date to May 19, 2024.

Nasdaq Notice

On March 18, 2024, we received a notice from the staff of the Listing Qualifications Department of The Nasdaq Stock Market LLC (“Nasdaq”) indicating that unless we timely request a hearing before the Nasdaq Hearings Panel (the “Panel”), trading of our securities on The Nasdaq Capital Market would be suspended at the opening of business on March 27, 2024, due to our non-compliance with Nasdaq IM-5101-2, which requires that a special purpose acquisition company complete one or more business combinations within 36 months of the effectiveness of its registration statement in connection with its initial public offering.

We timely requested a hearing before the Panel, and a hearing was held on May 16, 2024, at which we requested sufficient time to complete the Business Combination with Bolt Threads. There can be no assurance that the Panel will grant our request to reverse or stay the delisting determination, or that our securities will not be suspended pending the Panel’s decision. Furthermore, there can be no assurance that the Company will be able to satisfy Nasdaq’s continued listing requirements and maintain compliance with other Nasdaq listing requirements.

Results of Operations

We have neither engaged in any operations nor generated any revenues to date. Our only activities from December 31, 2020 (inception) through March 31, 2024 were organizational activities, those necessary to prepare for the Initial Public Offering, described below, and, subsequent to the initial public offering, identifying a target company for a business combination. We do not expect to generate any operating revenues until after the completion of our business combination. We generate non-operating income in the form of interest income on marketable securities held in the trust account (defined below). We incur expenses as a result of being a public company (for legal, financial reporting, accounting and auditing compliance), as well as for due diligence expenses.

For the three months ended March 31, 2024, we had a net loss of $1,213,313, which consisted of change in fair value of warrant liability of $875,000, formation and operational costs of $389,890 and provision for income taxes of $8,766, offset by interest earned on marketable securities held in the trust account of $58,756 and interest income bank in $1,587.

For the three months ended March 31, 2023, we had a net income of $891,866, which consisted of interest earned on marketable securities held in the Trust Account of $2,574,583 and interest income bank in $411, offset by the change in fair value of warrant liability of $583,333, formation and operational costs of $569,546 and provision for income taxes of $530,249.

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

Following the initial public offering and the sale of the private placement warrants, a total of $250,000,000 was placed in the trust account. We incurred $14,246,969 in initial public offering related costs, including $5,000,000 of underwriting fees, $10,062,500 of deferred underwriting fees and $496,969 of other offering costs.

On February 2, 2024, the Company entered into an agreement with BTIG and Bolt Threads to modify the deferred underwriting fees conditioned upon the closing of the Bolt Threads Agreement. The agreement states that $500,000 will be deposited and held in the Trust Account and payable in cash directly from the Trust Account, without accrued interest, to BTIG for its own account upon consummation of the Company’s initial Business Combination. Additionally, upon consummation of the Company’s initial Business Combination, BTIG will receive shares of post-combination company common stock equivalent to the greater of: (i) 500,000 shares of post-combination company common stock, or (ii) the number of shares calculated by dividing (x) $5,000,000 by (y) the VWAP of the post-combination company common stock over the three trading days immediately preceding the initial filing of the resale registration statement, provided that clause (y) will not be less than $8.00. The deferred fee will become payable to the underwriters solely in the event that we complete the Business Combination, subject to the terms of the underwriting agreement, as amended. Upon a successful Business Combination with Bolt Threads, the Company will recognize a reduction in the value of its deferred underwriting fee equal to the $500,000 which is payable in cash and the fair value of the shares transferred as of the date of the agreement.

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

For the three months ended March 31, 2024, cash used in operating activities was $250,850. Net loss of $1,213,313 was affected by change in fair value of warrant liability of $875,000 and interest earned on marketable securities held in the trust account of $58,756. Changes in operating assets and liabilities provided $146,219 of cash for operating activities.

For the three months ended March 31, 2023, cash used in operating activities was $602,838. Net income of $891,866 was affected by change in fair value of warrant liability of $583,333, interest earned on marketable securities held in the Trust Account of $2,574,583. Changes in operating assets and liabilities used $496,546 of cash for operating activities.

As of March 31, 2024, we held investments in the trust account in the amount of $6,271,861. Interest income on the balance in the trust account may be used by us to pay taxes. Through March 31, 2024, we withdrew $40,000 from the trust account to be used towards tax payments.

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

As of March 31, 2024, we had cash of $60,508. We intend to use the funds held outside the trust account primarily to identify and evaluate target businesses, perform business due diligence on prospective target businesses, travel to and from the offices, plants or similar locations of prospective target businesses or their representatives or owners, review corporate documents and material agreements of prospective target businesses, and structure, negotiate and complete a Business Combination.

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

As of March 31, 2024 and December 31, 2023, there was an aggregate of $1,484,326 outstanding under the three promissory notes (together, the “Convertible Promissory Notes”). The Convertible Promissory Notes were valued at par value.

In connection with the Extension Payments, on March 17, 2023, we issued an unsecured promissory note to our Sponsor in the aggregate amount of $567,130 (the “First Extension Note”). As of March 31, 2024, we have deposited an aggregate of $567,130 of Extension Payments into the Trust Account and intends to continue to extend the Termination Date up to December 19, 2023. The First Extension Note bears no interest and the principal balance is payable on the date of the consummation of our initial business combination. The First Extension Note is not convertible into private placement warrants and the principal balance may be prepaid at any time. As of March 31, 2024, $567,130 was outstanding under this note.

On December 18, 2023, we issued an unsecured promissory note to our Sponsor in the aggregate amount of $104,029 (the “Second Extension Note” and, together with the First Extension Note, the “Extension Notes”). As of March 31, 2024, we have deposited an aggregate of $11,559 of Extension Payments into the Trust Account and intends to continue to extend the Termination Date up to January 19, 2024. The Second Extension Note bears no interest and the principal balance is payable on the date of the consummation of our initial business combination. The Second Extension Note is not convertible into private placement warrants and the principal balance may be prepaid at any time.

On April 3, 2024, we issued a non-interest bearing, unsecured promissory note to the Sponsor, pursuant to which we may borrow up to an aggregate principal amount of $510,000, which made the withdrawn trust funds (the “Withdrawn Trust Funds”) whole. We made estimated payments on our income tax obligations for the year ended December 31, 2023 of $453,342 and $11,000 on April 3, 2024 and April 9, 2024 respectively. This note replenished the Company’s operating account for the amounts withdrawn from the trust account inadvertently used for operating expenses. See Note 10 – “Subsequent Events” for more information regarding the Withdrawn Trust Funds. We are in the process of establishing a restricted bank account to be used to temporarily hold future withdrawals from the trust account, if any, for Delaware franchise tax and income tax obligations.

On January 8, 2021, we issued a non-interest bearing, unsecured promissory note to the Sponsor, pursuant to which we may borrow up to an aggregate principal amount of $200,000, which was originally due on March 19, 2021. On March 18, 2022, we amended and restated the promissory note to extend the due date of amounts outstanding under the promissory note to the earlier of December 31, 2022 and the date of consummation of our initial business combination. As of March 31, 2024 and December 31, 2023, there were no amounts outstanding under the promissory note, respectively.

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

Off-Balance Sheet Arrangements

We have no obligations, assets or liabilities, which would be considered off-balance sheet arrangements as of March 31, 2024. We do not participate in transactions that create relationships with unconsolidated entities or financial partnerships, often referred to as variable interest entities, which would have been established for the purpose of facilitating off-balance sheet arrangements. We have not entered into any off-balance sheet financing arrangements, established any special purpose entities, guaranteed any debt or commitments of other entities, or purchased any non-financial assets.

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

On February 2, 2024, the Company entered into an agreement with BTIG and Bolt Threads to modify the deferred underwriting fees conditioned upon the closing of the Bolt Threads Agreement. The agreement states that $500,000 will be deposited and held in the Trust Account and payable in cash directly from the Trust Account, without accrued interest, to BTIG for its own account upon consummation of the Company’s initial Business Combination. Additionally, upon consummation of the Company’s initial Business Combination, BTIG will receive shares of post-combination company common stock equivalent to the greater of: (i) 500,000 shares of post-combination company common stock, or (ii) the number of shares calculated by dividing (x) $5,000,000 by (y) the VWAP of the post-combination company common stock over the three trading days immediately preceding the initial filing of the resale registration statement, provided that clause (y) will not be less than $8.00. The deferred fee will become payable to the underwriters solely in the event that we complete the Business Combination, subject to the terms of the underwriting agreement, as amended. Upon a successful Business Combination with Bolt Threads, the Company will recognize a reduction in the value of its deferred underwriting fee equal to the $500,000 which is payable in cash and the fair value of the shares transferred as of the date of the agreement.

We entered into an agreement with Jones International Group for consulting services related to a search for a target business. For the three months ended March 31, 2024 and 2023, we incurred $0 and $20,500 of consulting fees, respectively. On February 20, 2023, the Company terminated this agreement.

Critical Accounting Policies and Estimates

The preparation of unaudited consolidated financial statements and related disclosures in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the date of the financial statements, and income and expenses during the periods reported. Actual results could materially differ from those estimates. We have identified the following critical accounting policies:

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

Common Stock Subject to Possible Redemption

We account for our common stock subject to possible conversion in accordance with the guidance in Accounting Standards Codification (“ASC”) Topic 480 “Distinguishing Liabilities from Equity.” Common stock subject to mandatory redemption is classified as a liability instrument and measured at fair value. Conditionally redeemable common stock (including common stock that features redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within our control) is classified as temporary equity. At all other times, common stock is classified as stockholders’ equity. Our common stock features certain redemption rights that are considered to be outside of our control and subject to occurrence of uncertain future events. Accordingly, common stock subject to possible redemption is presented at redemption value as temporary equity, outside of the stockholders’ deficit section of our unaudited consolidated balance sheets.

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

Recent Accounting Standards

In August 2020, the FASB issued ASU No. 2020-06, “Debt—Debt with Conversion and Other Options (Subtopic 470-20) and Derivatives and Hedging—Contracts in Entity’s Own Equity (Subtopic 815-40): Accounting for Convertible Instruments and Contracts in an Entity’s Own Equity” (“ASU 2020-06”), which simplifies accounting for convertible instruments by removing major separation models required under current GAAP. ASU 2020-06 removes certain settlement conditions that are required for equity contracts to qualify for the derivative scope exception, and it also simplifies the diluted earnings per share calculation in certain areas. ASU 2020-06 is effective for fiscal years beginning after December 15, 2023, including interim periods within those fiscal years, with early adoption permitted. The adoption of ASU 2020-06 did not have a material impact on its financial statements.

In December 2023, the FASB issued ASU 2023-09, Income Taxes (Topic 740): Improvements to Income Tax Disclosures (ASU 2023-09), which requires disclosure of incremental income tax information within the rate reconciliation and expanded disclosures of income taxes paid, among other disclosure requirements. ASU 2023-09 is effective for fiscal years beginning after December 15, 2024. Early adoption is permitted. The Company’s management does not believe the adoption of ASU 2023-09 will have a material impact on its unaudited consolidated financial statements and disclosures.

Management does not believe that any recently issued, but not yet effective, accounting standards, if currently adopted, would have a material effect on our unaudited consolidated financial statements.

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

Evaluation of Disclosure Controls and Procedures

As required by Rules 13a-15 and 15d-15 under the Exchange Act, our Chief Executive Officer and Chief Financial Officer carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of March 31, 2024. Based upon their evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) were not effective, due to material weaknesses in our internal control over financial reporting related to the Company’s accounting for complex financial instruments and the Company’s failure to disclose in the Form 10-K inadvertent disbursements from the Withdrawn Trust Funds to pay general operating expenses, counter to the terms of the trust agreement that led to the restatement of the Company’s audited financial statements for the year ended December 31, 2023. As a result, we performed additional analysis as deemed necessary to ensure that our financial statements were prepared in accordance with GAAP. Accordingly, management believes that the financial statements included in this Quarterly Report present fairly in all material respects our financial position, results of operations and cash flows for the period presented.

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

As of March 31, 2024, we continue to implement our remediation plan to address the material weaknesses, however until we are able to test the operational effectiveness of the controls, the material weaknesses will not be remediated.

Changes in Internal Control Over Financial Reporting

Other than the matters described above, there were no changes in our internal control over financial reporting that occurred during the first quarter of the fiscal year covered by this Quarterly Report that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

None.

Item 5. Other Information

None.

Item 6. Exhibits

The following exhibits are filed as part of, or incorporated by reference into, this Form 10-Q.

No.	Description of Exhibit
10.1	Letter Agreement/Amendment to Underwriting Agreement, dated as of February 2, 2024, by and among Golden Arrow Merger Corp., Bolt Threads, Inc. and BTIG LLC (incorporated by reference to Exhibit 10.20 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2023, filed with the Securities and Exchange Commission on March 15, 2024, as amended).
10.2	Promissory Note, dated April 3, 2024, issued by Golden Arrow Merger Corp. to Golden Arrow Sponsor LLC (incorporated by reference to Exhibit 10.21 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2023, filed with the Securities and Exchange Commission on March 15, 2024, as amended).
31.1*	Certification of Principal Executive Officer and Principal Financial Officer Pursuant to Securities Exchange Act Rules 13a-14(a), as adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1**	Certification of Principal Executive Officer and Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS*	Inline XBRL Instance Document.
101.SCH*	Inline XBRL Taxonomy Extension Schema Document.
101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document.
101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document.
101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase Document.
101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document.
104*	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).

*	Filed herewith.

**	Furnished herewith.

PART III

SIGNATURE

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

GOLDEN ARROW MERGER CORP.

Date: May 20, 2024	By:	/s/ Timothy Babich
	Name:	Timothy Babich
	Title:	Chief Executive Officer and Chief Financial Officer
(Principal Executive Officer, Principal Financial Officer and Principal Accounting Officer)