Form 10-Q
period 2024-06-30
Golden Arrow Merger Corp.
filed 2024-08-08
CIK 1841125

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(MARK ONE)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarter ended June 30, 2024

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

As of August 8, 2024, there were 7,625,437 shares of Class A common stock, par value $0.0001 per share, and 140,000 shares of Class B common stock, par value $0.0001 per share, issued and outstanding.

GOLDEN ARROW MERGER CORP.

FORM 10-Q FOR THE QUARTER ENDED JUNE 30, 2024

i

PART I - FINANCIAL INFORMATION

Item 1. Interim Financial Statements.

GOLDEN ARROW MERGER CORP.

CONSOLIDATED CONDENSED BALANCE SHEETS

	June 30,	December 31,
	2024	2023
	(unaudited)
ASSETS
Current Assets
Cash	$28,657	$306,034
Prepaid expenses	140,308	152,663
Total Current Assets	168,965	458,697

Cash held in Trust Account	6,365,874	6,218,429
Total Assets	$6,534,839	$6,677,126

LIABILITIES, CLASS A COMMON STOCK SUBJECT TO POSSIBLE REDEMPTION, AND STOCKHOLDERS’ DEFICIT
Current Liabilities
Accounts payable and accrued expenses	$1,556,739	$1,135,140
Promissory note – related party	648,041	578,689
Convertible notes - related party	2,047,054	1,484,326
Excise tax payable	2,870,720	2,870,720
Income taxes payable	6,323	453,342
Total Current Liabilities	7,128,877	6,522,217

Deferred underwriting fee payable	10,062,500	10,062,500
Warrant liabilities	2,187,500	2,041,667
Total Liabilities	19,378,877	18,626,384

Commitments and Contingencies
Class A common stock subject to possible redemption, $0.0001 par value, 200,000,000 shares authorized, 577,937 shares at a redemption value of $11.00 per share at June 30, 2024 and $10.76 per share at December 31, 2023, respectively	6,357,464	6,228,145

Stockholders’ Deficit
Preferred stock, $0.0001 par value; 1,000,000 shares authorized; none issued or outstanding at June 30, 2024 and December 31, 2023	—	—
Class A common stock, $0.0001 par value; 200,000,000 shares authorized; 7,047,500 shares issued and outstanding (excluding 577,937 shares subject to possible redemption) at June 30, 2024 and December 31, 2023, respectively	705	705
Class B common stock, $0.0001 par value; 20,000,000 shares authorized; 140,000 shares issued and outstanding at June 30, 2024 and December 31, 2023	14	14
Additional paid-in capital	—	—
Accumulated deficit	(19,202,221)	(18,178,122)
Total Stockholders’ Deficit	(19,201,502)	(18,177,403)
TOTAL LIABILITIES, CLASS A COMMON STOCK SUBJECT TO POSSIBLE REDEMPTION, AND STOCKHOLDERS’ DEFICIT	$6,534,839	$6,677,126

The accompanying notes are an integral part of the unaudited consolidated condensed financial statements.

GOLDEN ARROW MERGER CORP.

UNAUDITED CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2024	2023	2024	2023

Operational costs	$461,423	$213,748	$851,313	$783,294
Loss from operations	(461,423)	(213,748)	(851,313)	(783,294)

Other income (expense):
Change in fair value of warrant liabilities	729,167	291,666	(145,833)	(291,667)
Interest income - bank	9	4,081	1,596	4,492
Interest earned on investments held in Trust Account	59,337	196,773	118,093	2,771,356
Total other income (expense), net	788,513	492,520	(26,144)	2,484,181

Income before provision for income taxes	327,090	278,772	(877,457)	1,700,887
Provision for income taxes	(8,557)	(31,679)	(17,323)	(561,928)
Net income (loss)	$318,533	$247,093	$(894,780)	$1,138,959

Basic and diluted weighted average shares outstanding, Class A common stock redeemable shares	577,937	2,100,481	577,937	2,100,481

Basic and diluted net income (loss) per share, Class A common stock redeemable shares	$0.04	$0.03	$(0.12)	$0.07

Basic and diluted weighted average shares outstanding, Class A common stock non-redeemable shares	7,047,500	7,047,500	7,047,500	10,551,265

Basic and diluted net income (loss) per share, Class A common stock non-redeemable shares	$0.04	$0.03	$(0.12)	$0.07

Basic and diluted weighted average shares outstanding, Class B common stock	140,000	140,000	140,000	2,974,190

Basic and diluted net income (loss) per share, Class B common stock	$0.04	$0.03	$(0.12)	$0.07

The accompanying notes are an integral part of the unaudited consolidated condensed financial statements.

GOLDEN ARROW MERGER CORP.

UNAUDITED CONSOLIDATED CONDENSED STATEMENTS OF CHANGES IN STOCKHOLDERS’ DEFICIT

FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2024

	Class A Common Stock		Class B Common Stock		Additional Paid-in	Accumulated	Total Stockholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Deficit
Balance — January 1, 2024	7,047,500	$705	140,000	$14	$—	$(18,178,122)	$(18,177,403)

Accretion for Class A common stock subject to redemption amount	—	—	—	—	—	(43,863)	(43,863)

Net loss	—	—	—	—	—	(1,213,313)	(1,213,313)

Balance – March 31, 2024 (unaudited)	7,047,500	705	140,000	14	$—	(19,435,298)	(19,434,579)

Accretion for Class A common stock subject to redemption amount	—	—	—	—	—	(85,456)	(85,456)

Net income	—	—	—	—	—	318,533	318,533

Balance – June 30, 2024 (unaudited)	7,047,500	$705	140,000	$14	$—	$(19,202,221)	$(19,201,502)

FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2023

	Class A Common Stock		Class B Common Stock		Additional Paid-in	Accumulated	Total Stockholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Deficit
Balance — January 1, 2023	—	$—	7,187,500	$719	$—	$(10,086,295)	$(10,085,576)

Accretion for Class A common stock subject to redemption amount	—	—	—	—	—	(1,994,334)	(1,994,334)

Adjustment related to convertible promissory note	—	—	—	—	—	(811,150)	(811,150)

Class B common stock converted to class A common stock	7,047,500	705	(7,047,500)	(705)	—	—	—

Net income	—	—	—	—	—	891,866	891,866

Balance – March 31, 2023 (unaudited)	7,047,500	705	140,000	14	—	(11,999,913)	(11,999,194)

Accretion for Class A common stock subject to redemption amount	—	—	—	—	—	(367,155)	(367,155)

Net income	—	—	—	—	—	247,093	247,093

Balance – June 30, 2023 (unaudited)	7,047,500	$705	140,000	$14	$—	$(12,119,975)	$(12,119,256)

The accompanying notes are an integral part of the unaudited consolidated condensed financial statements.

GOLDEN ARROW MERGER CORP.

UNAUDITED CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS

	For the Six Months Ended June 30,
	2024	2023
Cash Flows from Operating Activities:
Net (loss) income	$(894,780)	$1,138,959
Adjustments to reconcile net (loss) income to net cash used in operating activities:
Change in fair value of warrant liabilities	145,833	291,667
Interest earned on investments held in Trust Account	(118,093)	(2,771,356)
Changes in operating assets and liabilities:
Prepaid expenses	12,355	(99,891)
Accounts payable and accrued expenses	421,599	59,400
Income taxes payable	(447,019)	113,579
Net cash used in operating activities	(880,105)	(1,267,642)

Cash Flows from Investing Activities:
Investment of cash into Trust Account	(69,352)	(252,060)
Cash withdrawn from Trust Account to pay franchise and income taxes	40,000	983,538
Cash withdrawn from Trust Account in connection with redemption	—	270,769,687
Net cash (used in) provided by investing activities	(29,352)	271,501,165

Cash Flows from Financing Activities:
Proceeds from promissory note – related party	69,352	126,030
Proceeds from convertible promissory note - related party	562,728	400,000
Redemption of common stock	—	(270,769,687)
Net cash provided by (used in) financing activities	632,080	(270,243,657)

Net Change in Cash	(277,377)	(10,134)
Cash – Beginning of period	306,034	348,749
Cash – End of period	$28,657	$338,615

Supplemental cash flow information:
Income taxes paid	$464,342	$448,349

The accompanying notes are an integral part of the unaudited consolidated condensed financial statements.

GOLDEN ARROW MERGER CORP.

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

JUNE 30, 2024

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

On October 4, 2023, Beam Merger Sub, Inc. (“Merger Sub”), a Delaware corporation and a wholly-owned subsidiary of the Company, was formed. As of June 30, 2024, there has been no activity for Merger Sub.

As of June 30, 2024, the Company had not commenced any operations. All activity through June 30, 2024 relates to the Company’s formation and the initial public offering (“Initial Public Offering”), which is described below, and subsequent to the Initial Public Offering, identifying a target company for a Business Combination. The Company will not generate any operating revenues until after the completion of a Business Combination, at the earliest. The Company generates non-operating income in the form of interest income from the proceeds derived from the Initial Public Offering.

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

Following the closing of the Initial Public Offering on March 19, 2021, an amount of $250,000,000 ($10.00 per Unit) from the net proceeds of the sale of the Units in the Initial Public Offering and the sale of the Private Placement Warrants was placed in a trust account (the “Trust Account”), located in the United States and, until March 2023, was invested only in U.S. government securities, within the meaning set forth in Section 2(a)(16) of the Investment Company Act of 1940, as amended (the “Investment Company Act”), with a maturity of 185 days or less or in any open-ended investment company that holds itself out as a money market fund selected by the Company meeting the conditions of Rule 2a-7 of the Investment Company Act, as determined by the Company, until the earlier of (i) the completion of a Business Combination and (ii) the distribution of the funds held in the Trust Account, as described below. Following the First Extension (described below), the Company instructed the trustee with respect to the Trust Account to liquidate the U.S. government treasury obligations or money market funds held in the Trust Account and thereafter to hold all funds in the Trust Account in an interest-bearing demand deposit account at a bank until the earlier of consummation of an initial business combination or liquidation of the Company.

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

JUNE 30, 2024

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

The Company will have until September 19, 2024 (the “Extended Date”) to complete a Business Combination (the “Combination Period”), subject to the Nasdaq Deadline discussed above. If the Company has not completed a Business Combination within the Combination Period, the Company will (i) cease all operations except for the purpose of winding up, (ii) as promptly as reasonably possible but not more than ten business days thereafter, redeem the Public Shares, at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the Trust Account, including interest earned on the funds held in the Trust Account and not previously released to pay taxes (less up to $100,000 of interest to pay dissolution expenses), divided by the number of then outstanding Public Shares, which redemption will completely extinguish Public Stockholders’ rights as stockholders (including the right to receive further liquidating distributions, if any), and (iii) as promptly as reasonably possible following such redemption, subject to the approval of the Company’s remaining stockholders and the Company’s board of directors, dissolve and liquidate, subject in each case to the Company’s obligations under Delaware law to provide for claims of creditors and the requirements of other applicable law. There will be no redemption rights or liquidating distributions with respect to the Company’s warrants, which will expire worthless if the Company fails to complete a Business Combination within the Combination Period.

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

GOLDEN ARROW MERGER CORP.

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

JUNE 30, 2024

(Unaudited)

The Company timely requested a hearing before the Panel, and a hearing was held on May 16, 2024, at which the Company requested sufficient time to complete the Business Combination with Bolt Threads, Inc. (“Bolt Threads”). On May 29, 2024, the Panel granted the Company’s request for an extension until September 16, 2024, which represents the full extent of the Panel’s discretion to grant continued listing while the Company is non-compliant with Nasdaq’s listing requirements (the “Nasdaq Deadline”). Failure to meet the terms of this exception will result in the Company’s immediate delist from Nasdaq.

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

As disclosed in the Form 10-K/A, the Withdrawn Trust Funds (as defined below) were held in the Company’s operating account that also holds funds deposited by the Sponsor to be used for general operating expenses. As a result, the Company mistakenly used $157,474 of the Withdrawn Trust Funds for payment of general operating expenses as of December 31, 2023. The disclosure of this inadvertent mistake was omitted from the Company’s quarterly reports on Form 10-Q for the quarters ending June 30, 2023 and September 30, 2023. The amounts deemed to have been used for operating expenses were $76,974 as of June 30, 2023 and $335,127 as of September 30, 2023. Management has determined that this use of the Withdrawn Trust Funds was not in accordance with the trust agreement.

First Extension

On March 15, 2023, the Company’s stockholders approved an amendment to its amended and restated certificate of incorporation (as amended, the “charter”) (the “Charter Amendment”). The Charter Amendment extended the date by which the Company has to consummate a business combination for an additional nine months, from March 19, 2023 (the “Termination Date”) to up to December 19, 2023 by electing to extend the date to consummate an initial business combination on a monthly basis for up to nine times by an additional one month each time after the Termination Date, until December 19, 2023 or a total of up to nine months after the Termination Date, or such earlier date as determined by the Company’s board of directors, unless the closing of the initial business combination shall have occurred, which is referred to as the “First Extension,” and such later date, the “First Extended Date”, provided that the Sponsor (or its affiliates or permitted designees) will deposit into the trust account an amount determined by multiplying $0.03 by the number of public shares then outstanding, up to a maximum of $105,000 for each such one-month extension unless the closing of the Company’s initial business combination shall have occurred, in exchange for a non-interest bearing, unsecured promissory note payable upon consummation of a business combination.

In connection with the votes to approve the First Extension, the holders of 26,649,519 shares of Class A common stock properly exercised their right to redeem their shares for cash at a redemption price of approximately $10.16 per share, for an aggregate redemption amount of $270,769,687, leaving $21,467,825 in the Trust Account.

On March 16, 2023, the Sponsor voluntarily converted the 7,047,500 shares of Class B common stock it held into 7,047,500 shares of Class A common stock in accordance with the Company’s charter (the “Conversion”). Following the implementation of the First Extension and the Conversion, the Company had 9,147,981 shares of Class A common stock outstanding and 140,000 shares of Class B common stock outstanding.

Second Extension

On December 12, 2023, the Company held a special meeting of stockholders (the “special meeting”) in which the stockholders approved the proposal to amend the Company’s Charter, to extend the date by which the Company has to consummate a business combination for an additional nine months from December 19, 2023 to September 19, 2024 by electing to extend the date to consummate an initial business combination on a monthly basis for up to nine times by an additional one month each time after the Termination Date, until September 19, 2024 or a total of up to nine months after the Termination Date, or such earlier date as determined by the Board, unless the closing of the Company’s initial business combination shall have occurred, which is referred to as the “Second Extension,” and such later date, the “Second Extended Date”, provided that the Sponsor (or its affiliates or permitted designees) will deposit into the Trust Account”) an amount determined by multiplying $0.02 by the number of public shares then outstanding, up to a maximum of $20,000 for each such one-month extension unless the closing of the Company’s initial business combination shall have occurred, in exchange for a non-interest bearing, unsecured promissory note payable upon consummation of a business combination (each, an “Extension Payment”).

In connection with the votes to approve the Second Extension, the holders of 1,522,544 shares of Class A common stock of the Company properly exercised their right to redeem their shares for cash at a redemption price of approximately $10.71 per share, for an aggregate redemption amount of approximately $16.3 million, leaving approximately $6.2 million in the Trust Account.

As of June 30, 2024, sixteen extension payments were made for a total of $648,046, which extended the Termination Date to July 19, 2024. On July 18, 2024, the Company made an additional payment, which extended the Termination Date to August 19, 2024.

GOLDEN ARROW MERGER CORP.

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

JUNE 30, 2024

(Unaudited)

Proposed Business Combination

On October 4, 2023, the Company entered into a business combination agreement (the “Business Combination Agreement”) with Beam Merger Sub, Inc., incorporated on September 19, 2023, a Delaware corporation and a direct, wholly-owned subsidiary of the Company (“Merger Sub”) and Bolt Threads, Inc., a Delaware corporation (“Bolt Threads”).

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

On June 10, 2024, the Company entered into Amendment No. 1 (the “Amendment”) to the Business Combination Agreement. Among other things, the Amendment extends the outside date of the Business Combination Agreement from July 4, 2024 to September 16, 2024.

Concurrently with the execution of the Business Combination Agreement, certain investors (the “PIPE Investors”), including the Sponsor, entered into subscription agreements (as amended, the “Subscription Agreements”) pursuant to which the PIPE Investors had committed to purchase in a private placement up to 2,734,433 shares of Class A common stock (the “PIPE Shares”) at a purchase price of $10.00 per share and an aggregate purchase price of up to $27,344,330 (the “PIPE Investment”). The purchase of the PIPE Shares is conditioned upon, among other things, the consummation of the Business Combination and will be consummated immediately prior to or substantially concurrently with the Closing. The shares of Class A common stock to be issued pursuant to the Subscription Agreements have not been registered under the Securities Act and will be issued in reliance on the availability of an exemption from such registration. On February 28, 2024, the PIPE Investors entered into amendments to the Subscription Agreements which reduced their aggregate commitment to purchase PIPE Shares to 2,287,464 at a purchase price of $10.00 per share, for an aggregate PIPE Investment of up to $22,874,640.

Pursuant to the PIPE Subscription Agreement executed by the Sponsor, the Sponsor had agreed to purchase 656,499 shares of Class A common stock at a purchase price of $10.00 per share for an aggregate purchase price of $6,564,990. However, the number of subscribed shares to be purchased thereunder by the Sponsor would be reduced by the number of shares of Class A common stock that have not been elected for redemption as of the expiration of the redemption period related to the Closing and that are held by certain individuals mutually agreed upon by the Company and Bolt Threads at any time from the date of the execution of the agreement up to immediately prior to the expiration of such redemption period.

On June 10, 2024, the Company entered into Amendment No. 2 (the “SA Amendment No. 2”) to the Subscription Agreement. In connection with the execution of the SA Amendment No. 2, Bolt Threads, the subscribers, and certain other parties entered into a letter agreement to, among other things, amend the Note Purchase Agreement dated October 4, 2023 (as amended, the “Note Purchase Agreement”), by and between Bolt Threads, the subscribers and certain other parties thereto, in connection with the issuance of the additional convertible promissory notes by Bolt Threads pursuant to the Note Purchase Agreement (the “Bridge III Notes”). The SA Amendment No. 2 provides that the purchase price payable by each subscriber at Closing (as defined in the Subscription Agreements) under the applicable Subscription Agreement shall be reduced by an amount equal to the purchase price paid by such subscribers for such subscriber’s Bridge III Note, if any, with a corresponding reduction in the number of subscribed shares to be purchased by such subscriber under the applicable Subscription Agreement. The SA Amendment No. 2 also extends the outside date for the Subscription Agreement from July 4, 2024 to September 16, 2024.

As a result of the amendments described above, pursuant to the Subscription Agreements, the PIPE investors have agreed to purchase at Closing an aggregate of up to 763,144 PIPE Shares. The Sponsor has agreed to purchase up to 240,000 of the PIPE Shares and current securityholders of Bolt Threads have agreed to purchase 523,144 of the PIPE Shares. The Sponsor has committed to purchase $2,400,000 in additional convertible notes as provided in the Subscription Agreement, and any such amount of additional convertible notes purchased by the Sponsor will reduce on a dollar-for-dollar basis the amount the Sponsor is committed to invest pursuant to its Subscription Agreement by purchasing PIPE Shares. To the extent the Sponsor does not purchase all such convertible notes prior to the Sponsor Note Deadline (as defined in the Subscription Agreement) and is still obligated to purchase any PIPE Shares pursuant to its Subscription Agreement, the number of PIPE Shares to be purchased by the Sponsor will be reduced by the number of shares of Class A common stock that have not been elected for redemption as of the expiration of the redemption period related to the Closing and that are held by certain individuals mutually agreed upon by the Company and Bolt Threads at any time up to immediately prior to the expiration of such redemption period.

GOLDEN ARROW MERGER CORP.

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

JUNE 30, 2024

(Unaudited)

In connection with the execution of the Business Combination Agreement, the Company entered into a sponsor support agreement (the “Sponsor Support Agreement”) with the Sponsor and Bolt Threads. Pursuant to the Sponsor Support Agreement, the Sponsor has, among other things, agreed to vote all of its shares of the Company’s capital stock in favor of the approval of the Transactions. In addition, the Sponsor had agreed that 1,437,500 shares of the Post-Combination Company common stock issued in connection with the IPO (the “Sponsor Shares”) would be unvested and subject to forfeiture as of the Closing and would only vest if, during the five year period following the Closing, (i) the volume weighted average price of the Post-Combination Company common stock equals or exceeds $12.50 (as adjusted for stock splits, stock dividends, reorganizations, recapitalizations and the like) for any twenty trading days within a period of thirty consecutive trading days or (ii) there is a change of control of the Company. Any Sponsor Shares that remained unvested after the fifth anniversary of the Closing would have been forfeited. The Sponsor Support Agreement will terminate upon the earliest of (i) the effective time of the Merger, (ii) the termination of the Business Combination Agreement if the Closing does not occur, and (iii) the written agreement of the parties terminating the Sponsor Support Agreement. On June 10, 2024, the Company entered into Amendment No. 1 (the “SSA Amendment”) to the Sponsor Support Agreement to remove the provisions subjecting the Sponsor Earn-Out Shares (as defined in the Sponsor Support Agreement) to vesting and forfeiture conditions.

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

On April 18, 2024, May 18, 2024, June 18, 2024 and July 18, 2024 additional extension payments of $11,559 each time were made, which extended the Termination Date to August 19, 2024.

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

Going Concern

As of June 30, 2024, the Company had cash of $28,657 and working capital deficit of $6,959,912. The Company intends to use the funds held outside the Trust Account primarily to identify and evaluate target businesses, perform business due diligence on prospective target businesses, travel to and from the offices, plants or similar locations of prospective target businesses or their representatives or owners, review corporate documents and material agreements of prospective target businesses, and structure, negotiate and complete a Business Combination.

For the period ended June 30, 2024, the Company withdrew an aggregate of approximately $40,000 from the Trust Account that was used for Delaware franchise tax.

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

JUNE 30, 2024

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

The accompanying unaudited consolidated condensed financial statements should be read in conjunction with the Company’s Annual Report on Form 10-K as filed with the SEC on March 15, 2024, as amended. The interim results for the three and six months ended June 30, 2024 are not necessarily indicative of the results to be expected for the year ending December 31, 2024 or for any future periods.

Principles of Consolidation

The accompanying unaudited consolidated financial statements include the accounts of the Company and its wholly-owned subsidiary. All significant intercompany balances and transactions have been eliminated in consolidation.

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

GOLDEN ARROW MERGER CORP.

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

JUNE 30, 2024

(Unaudited)

Cash and Cash Equivalents

The Company considers all short-term investments with an original maturity of three months or less when purchased to be cash equivalents. The Company did not have any cash equivalents as of June 30, 2024 and December 31, 2023.

Investments Held in Trust Account

At June 30, 2024 and December 31, 2023, all of the assets held in the Trust Account were held in money market funds which are invested primarily in U.S. Treasury securities.

Class A Common Stock Subject to Possible Redemption

The Company accounts for its Class A common stock subject to possible redemption in accordance with the guidance in Accounting Standards Codification (“ASC”) Topic 480, “Distinguishing Liabilities from Equity.” Shares of Class A common stock subject to mandatory redemption are classified as a liability instrument and are measured at fair value. Conditionally redeemable Class A common stock (including Class A common stock that features redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within the Company’s control) is classified as temporary equity. At all other times, Class A common stock is classified as stockholders’ equity. The Company’s Class A common stock features certain redemption rights that are considered to be outside of the Company’s control and subject to occurrence of uncertain future events. Accordingly, at June 30, 2024 and December 31, 2023, the 577,937 shares of Class A common stock subject to possible redemption are presented as temporary equity, outside of the stockholders’ deficit section of the Company’s unaudited consolidated balance sheets, respectively.

The Company recognizes changes in redemption value immediately as they occur and adjusts the carrying value of redeemable common stock to equal the redemption value at the end of each reporting period.

At June 30, 2024 and December 31, 2023, the Class A common stock reflected in the unaudited consolidated condensed balance sheets is reconciled in the following table:

Gross proceeds	$287,500,000
Less:
Proceeds allocated to Public Warrants	(9,195,833)
Class A common stock issuance costs	(15,827,645)
Plus:
Accretion of carrying value to redemption value	27,881,248
Class A common stock subject to possible redemption, December 31, 2022	290,357,770
Less:
Redemption	(287,071,970)
Plus:
Accretion of carrying value to redemption value	2,942,345
Class A common stock subject to possible redemption, December 31, 2023	6,228,145
Plus:
Accretion of carrying value to redemption value	43,863
Class A common stock subject to possible redemption, March 31, 2024	6,272,008
Plus:
Accretion of carrying value to redemption value	85,456
Class A common stock subject to possible redemption, June 30, 2024	$6,357,464

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

JUNE 30, 2024

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

Income Taxes

The Company accounts for income taxes under ASC 740, “Income Taxes.” ASC 740 requires the recognition of deferred tax assets and liabilities for both the expected impact of differences between the unaudited consolidated financial statements and tax basis of assets and liabilities and for the expected future tax benefit to be derived from tax loss and tax credit carryforwards. ASC 740 additionally requires a valuation allowance to be established when it is more likely than not that all or a portion of deferred tax assets will not be realized. As of June 30, 2024 and December 31, 2023, the Company’s deferred tax asset had a full valuation allowance recorded against it. The Company’s effective tax rate was (2.62)% and (6.87)% for the three months ended June 30, 2024 and 2023, respectively, and 1.97% and (27.24)% for the six months ended June 30, 2024 and 2023, respectively. The effective tax rate differs from the statutory tax rate of 21% for the three and six months ended June 30, 2024 and 2023, due to changes in fair value in warrant liability, and the valuation allowance on the deferred tax assets.

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

The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. There were no unrecognized tax benefits and no amounts accrued for interest and penalties as of June 30, 2024 and December 31, 2023. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position.

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

The calculation of diluted (loss) income per common share does not consider the effect of the warrants issued in connection with the (i) Initial Public Offering, and (ii) the private placement since the exercise of the warrants is contingent upon the occurrence of future events. The warrants are exercisable to purchase 14,583,333 Class A common stock in the aggregate. As of June 30, 2024 and 2023, the Company had dilutive securities that are Public Warrants and Private Placement Warrants that could, potentially, be exercised or converted into common stock and then share in the earnings of the Company. The warrants are not exercisable until 30 days after the completion of a Business Combination. As a result, diluted net (loss) income per common share is the same as basic net (loss) income per common share for the periods presented.

GOLDEN ARROW MERGER CORP.

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

JUNE 30, 2024

(Unaudited)

The following table reflects the calculation of basic and diluted net (loss) income per common share (in dollars, except per share amounts):

	For the Three Months Ended June 30,			For the Six Months Ended June 30,
	2024			2024
	Class A	Class A		Class A	Class A
	Redeemable	Non-Redeemable	Class B	Redeemable	Non-Redeemable	Class B
Basic and diluted net income (loss) per common share
Numerator:
Allocation of net income (loss)	$23,707	$289,084	$5,743	$(66,593)	$(812,055)	$(16,132)
Denominator:
Basic and diluted weighted average shares outstanding	577,937	7,047,500	140,000	577,937	7,047,500	140,000

Basic and diluted net income (loss) per common share	$0.04	$0.04	$0.04	$(0.12)	$(0.12)	$(0.12)

	For the Three Months Ended June 30,			For the Six Months Ended June 30,
	2023			2023
	Class A	Class A		Class A	Class A
	Redeemable	Non-Redeemable	Class B	Redeemable	Non-Redeemable	Class B
Basic and diluted net income per common share
Numerator:
Allocation of net income,	$55,880	$187,488	$3,724	$153,102	$769,071	$216,786
Denominator:
Basic and diluted weighted average shares outstanding	2,100,481	7,047,500	140,000	2,100,481	10,551,265	2,974,190

Basic and diluted net income per common share	$0.03	$0.03	$0.03	$0.07	$0.07	$0.07

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

JUNE 30, 2024

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

GOLDEN ARROW MERGER CORP.

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

JUNE 30, 2024

(Unaudited)

Promissory Note — Related Party

In connection with the Extension Payments, on March 17, 2023, the Company issued an unsecured promissory note to the Sponsor in the aggregate amount of $567,130 (the “Extension Note”). As of June 30, 2024, the Company has deposited an aggregate of $567,130 of Extension Payments into the Trust Account and has extended the Termination Date up to August19, 2024. The Extension Note bears no interest and the principal balance is payable on the date of the consummation of the initial business combination. The Extension Note is not convertible into private placement warrants and the principal balance may be prepaid at any time. As of June 30, 2024, $567,130 was outstanding under this note.

On December 18, 2023, the Company issued an unsecured promissory note to our Sponsor in the aggregate amount of $104,029 (the “Extension Note 2”). As of June 30, 2024, the Company has deposited an aggregate of $80,911 of Extension Payments into the Trust Account and intends to continue to extend the Termination Date up to September 19, 2024. The Extension Note bears no interest and the principal balance is payable on the date of the consummation of the initial business combination. The Extension Note is not convertible into private placement warrants and the principal balance may be prepaid at any time.

As of June 30, 2024 and December 31, 2023, there was an aggregate of $648,041 and $578,689 outstanding, respectively, under the two related party promissory notes (together, the “Extension Notes”). The Extension Promissory Notes were valued at par value.

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

On April 3, 2024, the Company issued an unsecured promissory note, in the amount of up to $510,000 to Golden Arrow Sponsor, LLC (the “Sponsor”). The proceeds of the note may be drawn down from time to time prior to the Maturity Date (as defined below) upon request by the Company. The note bears no interest and the principal balance is payable on the date of the consummation of the Company’s initial business combination (the “Maturity Date”). On or before the Maturity Date, the Sponsor has the option to convert all or any portion of the principal outstanding under the Note into warrants (“Working Capital Warrants”) at a conversion price of $1.50 per warrant, provided that the aggregate of such Working Capital Warrants, together with any warrants issued upon conversions pursuant to the promissory notes, dated February 25, 2022, August 26, 2022 and March 8, 2023, do not exceed 1,000,000 warrants. The terms of the Working Capital Warrants, if any, would be identical to the terms of the private placement warrants issued by the Company at the time of its initial public offering (the “IPO”), as described in the prospectus for the IPO dated March 16, 2021 and filed with the U.S. Securities and Exchange Commission (the “SEC”), including the transfer restrictions applicable thereto. The Note is subject to customary events of default, the occurrence of certain of which automatically triggers the unpaid principal balance of the Note and all other sums payable with regard to the Note becoming immediately due and payable. The issuance of the Note was made pursuant to the exemption from registration contained in Section 4(a)(2) of the Securities Act of 1933, as amended. As of June 30, 2024, $510,000 was outstanding under this note.

GOLDEN ARROW MERGER CORP.

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

JUNE 30, 2024

(Unaudited)

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

As of June 30, 2024 and December 31, 2023, there was an aggregate of $2,047,054 and $1,484,326 outstanding, respectively, under the four promissory notes (together, the “Convertible Promissory Notes”). The Convertible Promissory Notes were valued at par value.

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

During the second quarter, the IRS issued final regulations with respect to the timing and payment of the excise tax.  Pursuant to those regulations, the Company would need to file a return and remit payment for any liability incurred during the period from January 1, 2023 to December 31, 2023 on or before October 31, 2024.

The Company is currently evaluating its options with respect to payment of this obligation.  If the Company is unable to pay its obligation in full, it will be subject to additional interest and penalties which are currently estimated at 10% interest per annum and a 5% underpayment penalty per month or portion of a month up to 25% of the total liability for any amount that is unpaid from November 1, 2024 until paid in full.

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

JUNE 30, 2024

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

Consulting Agreement

On June 20, 2022, the Company entered into an agreement with Jones International Group for consulting services related to a search for a target business. For the three and six months ended June 30, 2024, the Company incurred $0 in these consulting fees. For the three and six months ended June 30, 2023, the Company incurred $20,500 in these consulting fees. On February 20, 2023, the Company terminated this agreement.

NOTE 7. STOCKHOLDERS’ DEFICIT

Preferred Stock — The Company is authorized to issue 1,000,000 shares of preferred stock with a par value of $0.0001 per share with such designation, rights and preferences as may be determined from time to time by the Company’s board of directors. At June 30, 2024 and December 31, 2023, there were no shares of preferred stock issued or outstanding.

Class A Common Stock — The Company is authorized to issue 200,000,000 shares of Class A common stock with a par value of $0.0001 per share. Holders of Class A common stock are entitled to one vote for each share. At June 30, 2024 and December 31, 2023, there were 577,937 shares of Class A common stock issued and outstanding and all of which are subject to possible redemption and presented as temporary equity, respectively. At June 30, 2024 and December 31, 2023, there were 7,047,500 shares of Class A common stock that were not subject to possible redemption.

Class B Common Stock — The Company is authorized to issue 20,000,000 shares of Class B common stock with a par value of $0.0001 per share. Holders of Class B common stock are entitled to one vote for each share. At June 30, 2024 and December 31, 2023, there were 140,000 shares of common stock issued and outstanding.

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

GOLDEN ARROW MERGER CORP.

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

JUNE 30, 2024

(Unaudited)

NOTE 8. WARRANTS

Warrants — As of June 30, 2024 and December 31, 2023, there were 9,583,333 Public Warrants outstanding. Public Warrants may only be exercised for a whole number of shares. No fractional warrants will be issued upon separation of the Units and only whole warrants will trade. The Public Warrants will become exercisable on the later of (a) 30 days after the completion of a Business Combination and (b) 12 months from the closing of the Initial Public Offering. The Public Warrants will expire five years after the completion of a Business Combination or earlier upon redemption or liquidation.

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

JUNE 30, 2024

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

As of June 30, 2024 and December 31, 2023, there were 5,000,000 Private Placement Warrants outstanding. The Private Placement Warrants are identical to the Public Warrants underlying the Units sold in the Initial Public Offering, except that the Private Placement Warrants and the Class A common stock issuable upon the exercise of the Private Placement Warrants will not be transferable, assignable or saleable until 30 days after the completion of a Business Combination, subject to certain limited exceptions. Additionally, the Private Placement Warrants will be exercisable on a cashless basis and be non-redeemable, except as described above, so long as they are held by the initial purchasers or its permitted transferees. If the Private Placement Warrants are held by someone other than the initial purchasers or its permitted transferees, the Private Placement Warrants will be redeemable by the Company and exercisable by such holders on the same basis as the Public Warrants.

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

GOLDEN ARROW MERGER CORP.

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

JUNE 30, 2024

(Unaudited)

The following table presents information about the Company’s liabilities that are measured at fair value on a recurring basis at June 30, 2024 and December 31, 2023 and indicates the fair value hierarchy of the valuation inputs the Company utilized to determine such fair value:

Description	Level	June 30, 2024	December 31, 2023
Liabilities:
Warrant Liabilities – Public Warrants	2	$1,437,500	$1,341,667
Warrant Liabilities – Private Placement Warrants	3	$750,000	$700,000

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

The key inputs for the binomial lattice model as of June 30, 2024 and December 31, 2023 were as follows:

Input	As of June 30, 2024	As of December 31, 2023
Stock price	$11.04	$10.58
Strike price	$11.50	$11.50
Effective expiration date	September 17, 2024	September 17, 2024
Volatility	Immaterial	Immaterial %
Risk-free rate	4.90%	4.34%
Dividend yield	0.0%	0.0%

The following tables present the changes in the fair value of warrant liabilities classified as Level 3 in the fair value hierarchy as June 30, 2024 and 2023:

Private Placement
Fair value as of January 1, 2024	$700,000
Change in valuation inputs or other assumptions	300,000
Fair value as of March 31, 2024	$1,000,000
Change in valuation inputs or other assumptions	(250,000)
Fair value as of June 30, 2024	$750,000

Private Placement
Fair value as of January 1, 2023	$50,000
Change in valuation inputs or other assumptions	200,000
Fair value as of March 31, 2023	$250,000
Change in valuation inputs or other assumptions	(100,000)
Fair value as of June 30, 2023	$150,000

GOLDEN ARROW MERGER CORP.

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

JUNE 30, 2024

(Unaudited)

Transfers to/from Levels 1, 2 and 3 are recognized at the end of the reporting period in which a change in valuation technique or methodology occurs. There were no transfers in or out of Level 3 from other levels in the fair value hierarchy that occurred during the three and six months ended June 30, 2024 and 2023. The Public Warrants were transferred from Level 1 to Level 2 at December 31, 2022 due to the lack of trading activity.

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

On July 11, 2024, the Company issued an unsecured promissory note in the amount of $220,000 with the Sponsor. The note bears no interest and is payable upon consummation of the Company’s business combination. The Sponsor has the option to convert all or any portion of the principal outstanding under the Note into warrants (“Working Capital Warrants”) at a conversion price of $1.50 per warrant, provided that the aggregate of such Working Capital Warrants, together with any warrants issued upon conversions pursuant to the promissory notes, dated February 25, 2022, August 26, 2022, March 8, 2023 and April 3, 2024, do not exceed 1,000,000 warrants. The note was fully drawn on July 11, 2024.

The registration statement on Form S-4, as amended, relating to the Business Combination was declared effective by the SEC on July 18, 2024. On July 18, 2024, we mailed a definitive proxy statement/prospectus to our stockholders in connection with a special meeting of stockholders to be held on August 9, 2024, for our stockholders to approve the Business Combination Agreement and related transactions.

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

Proposed Business Combination

Business Combination Agreement

On October 4, 2023, we entered into a Business Combination Agreement (as amended, the “Business Combination Agreement”) with Beam Merger Sub, Inc., a Delaware corporation and a direct, wholly owned subsidiary of GAMC (“Merger Sub”) and Bolt Threads, Inc., a Delaware corporation (“Bolt Threads”).

Pursuant to the Business Combination Agreement, the parties will consummate a business combination transaction pursuant to which Merger Sub will merge with and into Bolt Threads, with Bolt Threads surviving the merger as a our wholly-owned subsidiary (the “Business Combination”).

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

On June 10, 2024, we entered into Amendment No. 1 (the “Amendment”) to the Business Combination Agreement. Among other things, the Amendment extends the outside date of the Business Combination Agreement from July 4, 2024 to September 16, 2024.

Related Agreements

PIPE Subscription Agreements

Concurrently with the execution of the Business Combination Agreement, certain investors (the “PIPE Investors”), including the Sponsor, entered into subscription agreements (the “Subscription Agreements”) pursuant to which the PIPE Investors committed to purchase in a private placement up to 2,734,433 shares of Class A common stock (“PIPE Shares”) at a purchase price of $10.00 per share and an aggregate PIPE investment (the “PIPE Investment”) of up to $27,344,330. The purchase of the PIPE Shares is conditioned upon, among other things, the consummation of the Business Combination and will be consummated immediately prior to or substantially concurrently with the Closing. On February 28, 2024, the PIPE Investors entered into amendments to the Subscription Agreements which reduced their aggregate commitment to purchase PIPE Shares to 2,287,464 at a purchase price of $10.00 per share, for an aggregate PIPE Investment of up to $22,874,640.

Pursuant to the PIPE Subscription Agreement executed by the Sponsor, the Sponsor had agreed to purchase 656,499 shares of Class A common stock at a purchase price of $10.00 per share for an aggregate purchase price of $6,564,990. However, the number of subscribed shares to be purchased thereunder by the Sponsor would have been reduced by the number of shares of Class A common stock that have not been elected for redemption as of the expiration of the redemption period related to the Closing and that are held by certain individuals mutually agreed upon by the Company and Bolt Threads at any time from the date of the execution of the agreement up to immediately prior to the expiration of such redemption period.

On June 10, 2024, we entered into Amendment No. 2 (the “SA Amendment No. 2”) to the Subscription Agreement. In connection with the execution of the SA Amendment No. 2, Bolt Threads, the subscribers, and certain other parties entered into a letter agreement to, among other things, amend the Note Purchase Agreement dated October 4, 2023 (as amended, the “Note Purchase Agreement”), by and between Bolt Threads, the subscribers and certain other parties thereto, in connection with the issuance of the additional convertible promissory notes by Bolt Threads pursuant to the Note Purchase Agreement (the “Bridge III Notes”). The SA Amendment No. 2 provides that the purchase price payable by each subscriber at Closing (as defined in the Subscription Agreements) under the applicable Subscription Agreement will be reduced by an amount equal to the purchase price paid by such subscribers for such subscriber’s Bridge III Note, if any, with a corresponding reduction in the number of subscribed shares to be purchased by such subscriber under the applicable Subscription Agreement. The SA Amendment No. 2 also extends the outside date for the Subscription Agreement from July 4, 2024 to September 16, 2024.

As a result of the amendments described above, pursuant to the Subscription Agreements, the PIPE investors have agreed to purchase at Closing an aggregate of up to 763,144 PIPE Shares. The Sponsor has agreed to purchase up to 240,000 of the PIPE Shares and current securityholders of Bolt Threads have agreed to purchase 523,144 of the PIPE Shares. The Sponsor has committed to purchase $2,400,000 in additional convertible notes as provided in the Subscription Agreement, and any such amount of additional convertible notes purchased by the Sponsor will reduce on a dollar-for-dollar basis the amount the Sponsor is committed to invest pursuant to its Subscription Agreement by purchasing PIPE Shares, subject to further reduction as provided in the Subscription Agreement.

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

Sponsor Support Agreement

In connection with the execution of the Business Combination Agreement, we entered into a Sponsor Support Agreement with the Sponsor and Bolt Threads. Pursuant to the Sponsor Support Agreement, the Sponsor has, among other things, agreed to vote all of its shares of capital stock in favor of the approval of the Transactions. In addition, the Sponsor had agreed that 1,437,500 Sponsor Shares would be unvested and subject to forfeiture as of the Closing and would only vest if, during the five year period following the Closing, (i) the volume weighted average price of the Post-Combination Company common stock equals or exceeds $12.50 (as adjusted for stock splits, stock dividends, reorganizations, recapitalizations and the like) for any twenty trading days within a period of thirty consecutive trading days or (ii) there is a change of control of the Company. Any Sponsor Shares that remained unvested after the fifth anniversary of the Closing would have been forfeited. The Sponsor Support Agreement will terminate upon the earliest of (i) the effective time of the Merger, (ii) the termination of the Business Combination Agreement if the Closing does not occur, and (iii) the written agreement of the parties terminating the Sponsor Support Agreement. On June 10, 2024, we entered into Amendment No. 1 to the Sponsor Support Agreement to remove the provisions subjecting the Sponsor Earn-Out Shares (as defined in the Sponsor Support Agreement) to vesting and forfeiture conditions.

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

First Extension

On March 15, 2023, our stockholders approved a charter amendment which extended the date by which we have to consummate a business combination for an additional nine months, from March 19, 2023 to up to December 19, 2023 by electing to extend the date to consummate an initial business combination on a monthly basis for up to nine times by an additional one month each time after March 15, 2023, until December 19, 2023 or a total of up to nine months after March 15, 2023, or such earlier date as determined by our Board, unless the closing of the initial business combination shall have occurred, provided that the Sponsor (or its affiliates or permitted designees) deposited into the trust account an amount determined by multiplying $0.03 by the number of public shares then outstanding, up to a maximum of $105,000 for each such one-month extension unless the closing of our initial business combination shall have occurred, in exchange for a non-interest bearing, unsecured promissory note payable upon consummation of a business combination (the “First Extension”).

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

Second Extension

On December 12, 2023, we held a special meeting in which the stockholders approved a charter amendment to extend the date by which we have to consummate a business combination for an additional nine months from December 19, 2023 to September 19, 2024 by electing to extend the date to consummate an initial business combination on a monthly basis for up to nine times by an additional one month each time after December 19, 2023, until September 19, 2024 or a total of up to nine months after December 19, 2023, or such earlier date as determined by our Board, unless the closing of our initial business combination shall have occurred, provided that the Sponsor (or its affiliates or permitted designees) will deposit into the trust account an amount determined by multiplying $0.02 by the number of public shares then outstanding, up to a maximum of $20,000 for each such one-month extension unless the closing of our initial business combination shall have occurred, in exchange for a non-interest bearing, unsecured promissory note payable upon consummation of a business combination (the “Second Extension”).

In connection with the votes to approve the Second Extension, the holders of 1,522,544 shares of Class A common stock of the Company properly exercised their right to redeem their shares for cash at a redemption price of approximately $10.71 per share, for an aggregate redemption amount of approximately $16.3 million, leaving approximately $6.2 million in the trust account.

As of June 30, 2024, sixteen Extension Payments were made for a total of $648,041, which extended the deadline by which we must complete a business combination to July 19, 2024. On July 18, 2024, we made an additional payment, which extended the Termination Date to August 19, 2024.

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

We timely requested a hearing before the Panel, and a hearing was held on May 16, 2024, at which we requested sufficient time to complete the Business Combination with Bolt Threads. On May 29, 2024, the Panel granted our request for an extension until September 16, 2024, which represents the full extent of the Panel’s discretion to grant continued listing while we are non-compliant with Nasdaq’s listing requirements. Failure to meet the terms of this exception will result in our immediate delist from Nasdaq.

The registration statement on Form S-4, as amended, relating to the Business Combination was declared effective by the SEC on July 18, 2024. On July 18, 2024, we mailed a definitive proxy statement/prospectus to our stockholders in connection with a special meeting of stockholders to be held on August 9, 2024, for our stockholders to approve the Business Combination Agreement and related transactions.

Results of Operations

We have neither engaged in any operations nor generated any revenues to date. Our only activities from December 31, 2020 (inception) through June 30, 2024 were organizational activities, those necessary to prepare for the Initial Public Offering, described below, and, subsequent to the initial public offering, identifying a target company for a business combination. We do not expect to generate any operating revenues until after the completion of our business combination. We generate non-operating income in the form of interest income on marketable securities held in the trust account (defined below). We incur expenses as a result of being a public company (for legal, financial reporting, accounting and auditing compliance), as well as for due diligence expenses.

For the three months ended June 30, 2024, we had a net income of $318,533, which consisted of change in fair value of warrant liability of $729,167, interest earned on marketable securities held in the trust account of $59,337 and interest income bank in $9, offset by formation and operational costs of $461,423 and provision for income taxes of $8,557.

For the six months ended June 30, 2024, we had a net loss of $894,780, which consisted of change in fair value of warrant liability of $145,833, formation and operational costs of $851,313 and provision for income taxes of $17,323, offset by interest earned on marketable securities held in the trust account of $118,093 and interest income bank in $1,596.

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

On February 2, 2024, we entered into an agreement with BTIG and Bolt Threads to modify the deferred underwriting fees conditioned upon the closing of the Bolt Threads Agreement. The agreement states that $500,000 will be deposited and held in the Trust Account and payable in cash directly from the Trust Account, without accrued interest, to BTIG for its own account upon consummation of the Company’s initial Business Combination. Additionally, upon consummation of the Company’s initial Business Combination, BTIG will receive shares of post-combination company common stock equivalent to the greater of: (i) 500,000 shares of post-combination company common stock, or (ii) the number of shares calculated by dividing (x) $5,000,000 by (y) the VWAP of the post-combination company common stock over the three trading days immediately preceding the initial filing of the resale registration statement, provided that clause (y) will not be less than $8.00. The deferred fee will become payable to the underwriters solely in the event that we complete the Business Combination, subject to the terms of the underwriting agreement, as amended. Upon a successful Business Combination with Bolt Threads, the Company will recognize a reduction in the value of its deferred underwriting fee equal to the $500,000 which is payable in cash and the fair value of the shares transferred as of the date of the agreement.

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

For the six months ended June 30, 2024, cash used in operating activities was $880,105. Net loss of $894,780 was affected by change in fair value of warrant liability of $145,833 and interest earned on marketable securities held in the trust account of $118,093. Changes in operating assets and liabilities used $13,065 of cash for operating activities.

For the six months ended June 30, 2023, cash used in operating activities was $1,267,642. Net income of $1,138,959 was affected by change in fair value of warrant liability of $291,667, interest earned on marketable securities held in the Trust Account of $2,771,356. Changes in operating assets and liabilities provided $73,088 of cash for operating activities.

As of June 30, 2024, we held investments in the trust account in the amount of $6,365,874. Interest income on the balance in the trust account may be used by us to pay taxes. Through June 30, 2024, we withdrew $40,000 from the trust account to be used towards tax payments.

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

As of June 30, 2024, we had cash of $28,657. We intend to use the funds held outside the trust account primarily to identify and evaluate target businesses, perform business due diligence on prospective target businesses, travel to and from the offices, plants or similar locations of prospective target businesses or their representatives or owners, review corporate documents and material agreements of prospective target businesses, and structure, negotiate and complete a Business Combination.

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

As of June 30, 2024 and December 31, 2023, there was an aggregate of $2,047,054 and $1,484,326 outstanding, respectively, under the four promissory notes (together, the “Convertible Promissory Notes”). The Convertible Promissory Notes were valued at par value.

On July 11, 2024, we issued a convertible promissory note to our Sponsor (the “2024 Convertible Promissory Note”) pursuant to which we may borrow up to an aggregate principal amount of $220,000. The 2024 Convertible Promissory Note is non-interest bearing and payable upon the consummation of a business combination. At the Sponsor’s discretion, the 2024 Convertible Promissory Note may be converted into warrants of the post-business combination entity at a price of $1.50 per warrant, provided that the aggregate of such warrants together with any warrants issued upon conversions pursuant to the previously issued promissory notes do not exceed 1,000,000 warrants. The warrants would be identical to the Private Placement Warrants.

In connection with the Extension Payments, on March 17, 2023, we issued an unsecured promissory note to our Sponsor in the aggregate amount of $567,130 (the “First Extension Note”). As of June 30, 2024, we have deposited an aggregate of $567,130 of Extension Payments into the Trust Account and intends to continue to extend the Termination Date up to December 19, 2023. The First Extension Note bears no interest and the principal balance is payable on the date of the consummation of our initial business combination. The First Extension Note is not convertible into private placement warrants and the principal balance may be prepaid at any time. As of June 30, 2024, $567,130 was outstanding under this note.

On December 18, 2023, we issued an unsecured promissory note to our Sponsor in the aggregate amount of $104,029 (the “Second Extension Note” and, together with the First Extension Note, the “Extension Notes”). As of June 30, 2024, we have deposited an aggregate of $80,911 of Extension Payments into the Trust Account and intends to continue to extend the Termination Date up to January 19, 2024. The Second Extension Note bears no interest and the principal balance is payable on the date of the consummation of our initial business combination. The Second Extension Note is not convertible into private placement warrants and the principal balance may be prepaid at any time.

On January 8, 2021, we issued a non-interest bearing, unsecured promissory note to the Sponsor, pursuant to which we may borrow up to an aggregate principal amount of $200,000, which was originally due on March 19, 2021. On March 18, 2022, we amended and restated the promissory note to extend the due date of amounts outstanding under the promissory note to the earlier of December 31, 2022 and the date of consummation of our initial business combination. As of June 30, 2024 and December 31, 2023, there were no amounts outstanding under the promissory note, respectively.

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

Going Concern

As a result of the First Extension and Second Extension, we have up to September 19, 2024, subject to the Nasdaq Deadline, to consummate a business combination, provided that the Sponsor (or its affiliates or permitted designees) will deposit into the trust account the Extension Payments. It is uncertain that we will be able to consummate a Business Combination by the Extended Date. If we are unable to raise additional funds to alleviate liquidity needs as well as complete a Business Combination by this date, there will be a mandatory liquidation and subsequent dissolution. Management has determined that the possible liquidity condition as we continue to incur costs and the mandatory liquidation, should a business combination not occur, and potential subsequent dissolution raises substantial doubt about our ability to continue as a going concern. Management plans to consummate a business combination prior to the mandatory liquidation date. No adjustments have been made to the carrying amounts of assets or liabilities should we be required to liquidate after September 19, 2024.

Off-Balance Sheet Arrangements

We have no obligations, assets or liabilities, which would be considered off-balance sheet arrangements as of June 30, 2024. We do not participate in transactions that create relationships with unconsolidated entities or financial partnerships, often referred to as variable interest entities, which would have been established for the purpose of facilitating off-balance sheet arrangements. We have not entered into any off-balance sheet financing arrangements, established any special purpose entities, guaranteed any debt or commitments of other entities, or purchased any non-financial assets.

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

We entered into an agreement with Jones International Group for consulting services related to a search for a target business. For the three and six months ended June 30, 2024, the Company incurred $0 in these consulting fees. For the three and six months ended June 30, 2023, the Company incurred $20,500 in these consulting fees. On February 20, 2023, the Company terminated this agreement.

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

Evaluation of Disclosure Controls and Procedures

As required by Rules 13a-15 and 15d-15 under the Exchange Act, our Chief Executive Officer and Chief Financial Officer carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of June 30, 2024. Based upon their evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) were not effective, due to material weaknesses in our internal control over financial reporting related to the Company’s accounting for complex financial instruments and the Company’s failure to disclose in the Form 10-K inadvertent disbursements from the Withdrawn Trust Funds to pay general operating expenses, counter to the terms of the trust agreement that led to the restatement of the Company’s audited financial statements for the year ended December 31, 2023. As a result, we performed additional analysis as deemed necessary to ensure that our financial statements were prepared in accordance with GAAP. Accordingly, management believes that the financial statements included in this Quarterly Report present fairly in all material respects our financial position, results of operations and cash flows for the period presented.

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

As of June 30, 2024, we continue to implement our remediation plan to address the material weaknesses, however until we are able to test the operational effectiveness of the controls, the material weaknesses will not be remediated.

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

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

None.

Item 5. Other Information

None.

Item 6. Exhibits

The following exhibits are filed as part of, or incorporated by reference into, this Form 10-Q.

No.	Description of Exhibit
2.1	Amendment No. 1 to the Business Combination Agreement, dated as of June 10, 2024, by and among Golden Arrow Merger Corp., Beam Merger Sub, Inc. and Bolt Threads, Inc. (incorporated by reference to Exhibit 2.1 to the Registrant’s Current Report on Form 8-K, filed with the Securities and Exchange Commission on June 13, 2024).
10.1	Promissory Note, dated April 3, 2024, issued by Golden Arrow Merger Corp. to Golden Arrow Sponsor LLC (incorporated by reference to Exhibit 10.21 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2023, filed with the Securities and Exchange Commission on March 15, 2024, as amended).
10.2	Amendment No. 1 to the Sponsor Support Agreement, dated as of June 10, 2024, by and among Golden Arrow Sponsor, LLC, Golden Arrow Merger Corp. and Bolt Threads, Inc. (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K, filed with the Securities and Exchange Commission on June 13, 2024).
10.3	Form of Amendment No. 2 to the Subscription Agreement, dated as of June 10, 2024 (incorporated by reference to Exhibit 10.2 to the Registrant’s Current Report on Form 8-K, filed with the Securities and Exchange Commission on June 13, 2024).
10.4	Promissory Note, dated July 11, 2024, issued by Golden Arrow Merger Corp. to Golden Arrow Sponsor LLC (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K, filed with the Securities and Exchange Commission on July 17, 2024).
31.1*	Certification of Principal Executive Officer and Principal Financial Officer Pursuant to Securities Exchange Act Rules 13a-14(a), as adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1**	Certification of Principal Executive Officer and Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS*	Inline XBRL Instance Document.
101.SCH*	Inline XBRL Taxonomy Extension Schema Document.
101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document.
101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document.
101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase Document.
101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document.
104*	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).

*	Filed herewith.

**	Furnished herewith.

PART III

SIGNATURE

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

GOLDEN ARROW MERGER CORP.

Date: August 8, 2024	By:	/s/ Timothy Babich
	Name:	Timothy Babich
	Title:	Chief Executive Officer and Chief Financial Officer
(Principal Executive Officer, Principal Financial Officer and Principal Accounting Officer)