Form 10-Q
period 2024-09-30
Bolt Projects Holdings, Inc.
filed 2024-11-14
CIK 1841125

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(MARK ONE)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2024

or

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                    to

Commission file number: 001-40223

Bolt Projects Holdings, Inc.

(Exact name of registrant as specified in its charter)

Delaware	86-1256660
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification Number)

2261 Market Street, Suite 5541
San Francisco, CA	94114
(Address of Principal Executive Offices)	(Zip Code)

(415) 325-5912

(Registrant’s telephone number)

Golden Arrow Merger Corp.

10 E. 53rd Street, 13th Floor

New York, NY 10022

(Former name, former address and former fiscal year, if changed since last report)

Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class	Trading symbol	Name of Exchange on which registered
Common stock, par value $0.0001 per share	BSLK	The Nasdaq Stock Market LLC
Warrants, each whole warrant exercisable for one share of common stock at an exercise price of $11.50	BSLKW	The Nasdaq Stock Market LLC

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ☒ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☒	Smaller reporting company	☒	Emerging growth company	☒

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐  No ☒

As of November 13, 2024, the registrant had 32,337,550 shares of common stock, $0.0001 par value per share, issued and outstanding.

i

SELECTED DEFINITIONS

In this document:

“Bolt” means Bolt Projects Holdings, Inc., a Delaware corporation, which was formerly known as Golden Arrow Merger Corp. prior to the Closing.

“Bolt Threads” means Bolt Threads, Inc., a Delaware corporation, and, if the context requires, its consolidated subsidiaries.

“Business Combination” means the transactions contemplated by the Business Combination Agreement, including the Merger.

“Business Combination Agreement” means the Business Combination Agreement, dated as of October 4, 2023, as amended by Amendment No. 1, dated June 10, 2024, by and among Golden Arrow Merger Corp, Merger Sub and Bolt Threads.

“Common stock” means the common stock of Bolt, par value $0.0001 per share.

“GAMC” means Golden Arrow Merger Corp., which was renamed to Bolt Projects Holdings, Inc. in connection with the Closing.

“GAMC IPO” means the initial public offering of Golden Arrow Merger Corp., consummated on March 19, 2021.

“Merger Sub” means Beam Merger Sub, Inc., a Delaware corporation and wholly owned subsidiary of GAMC.

“Nasdaq” means the Nasdaq Stock Market LLC.

“Private Placement Warrants” means the 5,000,000 warrants to purchase shares of Common stock issued to the Sponsor in a private placement simultaneously with the closing of the GAMC IPO.

“Public Warrants” means the warrants included in the units sold in the GAMC IPO, each of which is exercisable for one share of Common stock, in accordance with its terms.

“Sponsor” means Golden Arrow Sponsor, LLC, a Delaware limited liability company.

“U.S. GAAP” means accounting principles generally accepted in the United States of America.

“Warrant Agreement” means the existing Warrant Agreement, dated March 16, 2021, between Continental Stock Transfer & Trust Company, as warrant agent, and Bolt, pursuant to which the Warrants were issued.

“Warrants” means the Public Warrants together with the Private Placement Warrants.

FORWARD-LOOKING STATEMENTS

This Quarterly Report on Form 10-Q contains forward-looking statements including within the meaning of the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. We intend such forward-looking statements to be covered by the safe harbor provisions for forward-looking statements contained in Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). In some cases, you can identify forward-looking statements by terms such as “may,” “will,” “should,” “expect,” “plan,” “anticipate,” “could,” “intend,” “target,” “project,” “contemplate,” “believe,” “estimate,” “predict,” “potential” or “continue” or the negative of these terms or other similar expressions, although not all forward-looking statements contain these words. All statements other than statements of historical fact contained in this Quarterly Report on Form 10-Q, including without limitation, statements regarding the Company’s strategy, financial results, and goals are forward-looking statements.

The forward-looking statements in this Quarterly Report on Form 10-Q are only predictions and are based largely on our current expectations and projections about future events and financial trends that we believe may affect our business, financial condition and results of operations. These forward-looking statements speak only as of the date of this Quarterly Report on Form 10-Q and are subject to a number of known and unknown risks, uncertainties and other important factors that could cause actual results to differ materially from those projected in the forward-looking statements, including, but not limited to, those described in the sections of this Quarterly Report on Form 10-Q entitled “Risk Factors” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations.” These risks and uncertainties include, but are not limited to:

●	Our history of losses and negative cash flows from operations and the need for substantial capital raise substantial doubt about our ability to continue as a going concern.

●	We have a history of net losses and may not be able to achieve or maintain profitability in the future.

●	We may incur significant expenses and capital expenditures in the future to execute our business plan and we may be unable to adequately control our expenses or raise additional capital on favorable terms, if at all.

●	Our revenue is primarily generated from sales of our b-silk product, and we are therefore highly dependent on the success of this product.

●	b-silk and future biomaterial product candidates may not achieve market success, and, if our products do not achieve market success, we may be unable to generate significant revenues.

●	We currently rely on a single manufacturing partner and manufacturing facility for the production of b-silk and in the future intend to rely on a small number of manufacturing partners and manufacturing facilities both in the U.S. and internationally.

●	A limited number of customers, distributors and collaboration partners account for a material portion of our revenue, and they may continue to do so for the foreseeable future. The loss of major customers, distributors or collaboration partners could harm our operating results.

●	Certain contracts granting exclusivity rights to customers may limit our ability to sell products in certain markets.

●	We may face substantial competition from incumbent materials as well as other new entrants, and if we are unable to continue developing innovative products and technologies and/or scale our production of b-silk, we may fail to gain, or may lose, market share to our competitors.

●	We have identified material weaknesses in our internal control over financial reporting.

●	We may not be able to protect adequately our patents and other intellectual property assets, which could adversely affect our competitive position and reduce the value of our products, and litigation to protect our patents and intellectual property assets may be costly.

●	We rely in part on trade secrets to protect our technology, and our failure to obtain or maintain trade secret protection could limit our ability to compete.

●	We may not be able to protect adequately our patents and other intellectual property assets, which could adversely affect our competitive position and reduce the value of our products, and litigation to protect our patents and intellectual property assets may be costly.

●	Our failure to meet the continued listing requirements of Nasdaq could result in a delisting of our Common stock.

●	Other important risk factors that could affect the outcome of the events set forth in these statements and that could affect our operating results and financial condition described in Part II, Item 1A. “Risk Factors” of this Quarterly Report on Form 10-Q.

Because forward-looking statements are inherently subject to risks and uncertainties, some of which cannot be predicted or quantified and some of which are beyond our control, you should not rely on these forward-looking statements as predictions of future events. Moreover, we operate in an evolving environment. New risk factors and uncertainties may emerge from time to time, and it is not possible for management to predict all risk factors and uncertainties. Except as required by applicable law, we do not plan to publicly update or revise any forward-looking statements contained herein, whether as a result of any new information, future events, changed circumstances or otherwise.

RISK FACTORS SUMMARY

We are subject to numerous risks and uncertainties, including those further described below in Part II, Item IA. “Risk Factors” in this Quarterly Report on Form 10-Q, which represent challenges that we face in connection with the successful implementation of our strategy and the growth of our business. In particular, the following are principal factors that may offset our competitive strengths or have a negative effect on our business strategy, which could materially adversely affect our business, financial conditions, results of operations, future growth prospects, or cause a decline in the price of our Common stock:

●	Our history of losses and negative cash flows from operations and the need for substantial capital raise substantial doubt about our ability to continue as a going concern.

●	We have a history of net losses and may not be able to achieve or maintain profitability in the future.

●	Our operating results may fluctuate significantly because of a variety of factors, including, but not limited to, end market demand, timing of regulatory actions and variation in manufacturing costs, many of which are outside of its control.

●	We may incur significant expenses and capital expenditures in the future to execute our business plan and we may be unable to adequately control our expenses or raise additional capital on favorable terms, if at all.

●	We may not be able to generate sufficient cash to service all our debt obligations and may be forced to take other actions to satisfy our obligations under our debt obligations, which may not be successful.

●	We are subject to several restrictive debt covenants under the Ginkgo Note Purchase Agreement.

●	Our revenue is primarily generated from sales of our b-silk product, and we are therefore highly dependent on the success of this product.

●	B-silk and future biomaterial product candidates may not achieve market success. If our products do not achieve market success, we may be unable to generate significant revenues.

●	We currently rely on a single manufacturing partner and manufacturing facility for the production of b-silk and in the future intend to rely on a small number of manufacturing partners and manufacturing facilities both in the U.S. and internationally.

●	Pricing and availability for b-silk and our future products may be impacted by factors out of our control, including, but not limited to, end market demand, variation in manufacturing costs, and supplier availability.

●	If our costs of producing b-silk materially increase, we would have to raise our prices, which could negatively impact our ability to gain new customers and keep existing customers.

●	We have limited experience in marketing and selling b-silk, and if we are unable to gain market acceptance from consumer product companies and others, our business may be adversely affected.

●	A limited number of customers, distributors and collaboration partners account for a material portion of our revenue, and they may continue to do so for the foreseeable future. The loss of major customers, distributors or collaboration partners could harm our operating results.

●	We may face challenges selling b-silk and future biomaterial products at commercial scale and at commercially viable cost, and we may not be able to commercialize b-silk or future biomaterial products to the extent necessary to make a profit or sustain and grow our current business.

●	Certain contracts granting exclusivity rights to customers may limit our ability to sell products in certain markets.

●	We may face substantial competition from incumbent materials as well as other new entrants, and if we are unable to continue developing innovative products and technologies and/or scale our production of b-silk, we may fail to gain, or may lose, market share to our competitors.

●	If we are unable to coordinate with our current manufacturing partner and any future manufacturing partners to successfully commence, scale up or sustain production of b-silk at existing and planned manufacturing facilities, our customer relationships, business and results of operations may be adversely affected.

●	We have identified material weaknesses in our internal control over financial reporting. If we are unable to remediate these material weaknesses, or if we identify additional material weaknesses in the future or otherwise fail to maintain an effective system of internal control over financial reporting, we may not be able to accurately or timely report our financial condition or results of operations, which may adversely affect investor confidence in, and the value of, our Common stock.

●	As a remote-first company, we are subject to heightened operational and cybersecurity risks.

●	We may not be able to protect adequately our patents and other intellectual property assets, which could adversely affect our competitive position and reduce the value of our products, and litigation to protect our patents and intellectual property assets may be costly.

●	Third parties may claim that we infringe on their proprietary rights and may prevent us from commercializing and selling our products.

●	We rely in part on trade secrets to protect our technology, and our failure to obtain or maintain trade secret protection could limit our ability to compete.

●	If we experience a significant disruption in our information technology systems, including security breaches, or if we fail to implement new systems and software successfully, our business operations and financial condition could be adversely affected.

●	Government regulations and private party actions relating to the marketing and advertising of cosmetic products that include b-silk or other products we develop may restrict, inhibit or delay our ability to sell such products and harm our business.

●	If our products are not manufactured in compliance with applicable legal requirements, do not meet quality and cosmetic constituent standards, or otherwise result in adverse health effects in consumers, it could result in reputational harm, remedial costs, or governmental authority enforcement.

●	If our products are found to be defective or unsafe, we may be subject to various product liability claims, which could harm our reputation and business.

●	The market price of shares of our Common stock has been and may be in the future volatile or may decline regardless of our operating performance. You may lose some or all your investment.

●	Our failure to meet the continued listing requirements of Nasdaq could result in a delisting of our Common Stock.

●	Future litigation or similar legal proceedings could have a material adverse effect on our business and results of operations.

v

PART I — FINANCIAL INFORMATION

Item 1. Financial Statements

BOLT PROJECTS HOLDINGS, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(IN THOUSANDS, EXCEPT SHARE AND PER SHARE AMOUNTS)

	September 30, 2024	December 31,
	(Unaudited)	2023
Assets
Current assets:
Cash and cash equivalents	$6,505	$894
Restricted cash, current	—	40
Inventory	2,984	235
Prepaid expenses and other current assets	2,921	3,503
Total current assets	12,410	4,672

Deferred transaction costs	—	16,234
Other non-current assets	3,507	3,368
Total assets	$15,917	$24,274

Liabilities, Convertible Preferred Stock and Stockholders’ Deficit
Current liabilities:
Accounts payable	$378	$1,792
Accrued expenses and other current liabilities	2,545	1,053
Excise tax payable	2,925	—
Convertible notes, current	—	15,604
Related party convertible notes, current	—	2,133
Operating lease liabilities, current	—	359
Share-based termination liability	—	6,349
Total current liabilities	5,848	27,290

Operating lease liabilities, non-current	—	2,093
Long-term debt, non-current	13,279	13,340
Public placement warrant liability	889	—
Related party private placement warrant liability	464	—
Convertible preferred stock warrant liability	—	203
Other non-current liabilities	609	—
Total liabilities	21,089	42,926
Commitments and contingencies (Note 14)
Convertible preferred stock: $0.0001 par value, none and 12,550,441 shares authorized at September 30, 2024 and December 31, 2023, respectively; none and 8,048,573 shares issued and outstanding at September 30 2024 and December 31, 2023, respectively; and aggregate liquidation preference of $0 and $222,345 at September 30, 2024 and December 31 2023, respectively	—	93,889
Stockholders’ Deficit:
Preferred stock, $0.0001 par value; 50,000,000 shares and 1,000,000 shares authorized at September 30, 2024 and December 31, 2023, respectively; none issued or outstanding at September 30, 2024 and December 31, 2023	—	—
Common stock: $0.0001 par value, 500,000,000 shares and 18,858,216 shares authorized at September 30, 2024 and December 31, 2023, respectively; 32,337,550 and 3,335,889 shares issued and outstanding at September 30, 2024 and December 31 2023, respectively	3	—
Additional paid-in capital	450,283	283,881
Accumulated other comprehensive income (loss)	84	(14)
Accumulated deficit	(455,542)	(396,408)
Total stockholders’ deficit	(5,172)	(112,541)
Total liabilities, convertible preferred stock, and stockholders’ deficit	$15,917	$24,274

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements

BOLT PROJECTS HOLDINGS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

AND COMPREHENSIVE INCOME (LOSS)

FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2024 AND 2023 (UNAUDITED)

(IN THOUSANDS, EXCEPT SHARE AND PER SHARE AMOUNTS)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023 (Revised)
Revenue	$5	$1,289	$80	$2,032
Cost of revenue	5	1,254	155	3,698
Gross income (loss)	$—	$35	$(75)	$(1,666)

Operating expenses:
Research and development	3,476	844	4,860	9,077
Sales and marketing	1,597	33	1,720	861
General and administrative	15,133	4,039	28,431	12,832
Restructuring costs	—	243	—	3,927
Total operating expenses	20,206	5,159	35,011	26,697
Loss from operations	(20,206)	(5,124)	(35,086)	(28,363)

Other income (expense)
Property and equipment impairment	—	(6)	—	(19,289)
Lease impairment	—	(6)	—	(2,278)
Interest expense	(286)	(902)	(930)	(2,626)
Gain (loss) on lease termination	2,013	(319)	2,013	(319)
Loss on extinguishment of convertible notes	—	—	(26,359)	—
Remeasurement of convertible preferred stock warrant liability	(91)	126	6	126
Remeasurement of public placement warrant liability	24,286	—	24,286	—
Remeasurement of related party private placement warrant liability	12,671	—	12,671	—
Remeasurement of share-based termination liability	334	—	(978)	—
Remeasurement of convertible notes	(14,577)	—	(31,664)	—
Remeasurement of related party convertible notes	1,796	—	(3,752)	—
Other income, net	452	679	659	2,699
Total other income (expense), net	26,598	(428)	(24,048)	(21,687)
Income (loss) before income taxes	6,392	(5,552)	(59,134)	(50,050)
Income tax provision	—	—	—	—
Net income (loss)	$6,392	$(5,552)	$(59,134)	$(50,050)

Other comprehensive income (loss):
Reporting currency translation	71	26	98	22
Comprehensive income (loss)	$6,463	$(5,526)	$(59,036)	$(50,028)

Weighted-average common shares outstanding:
Basic	19,908,205	3,087,760	9,788,196	3,087,760
Diluted	19,935,348	3,087,760	9,788,196	3,087,760
Net income (loss) per share:
Basic	$0.32	$(1.80)	$(6.04)	$(16.21)
Diluted	$0.32	$(1.80)	$(6.04)	$(16.21)

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements

BOLT PROJECTS HOLDINGS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CONVERTIBLE PREFERRED STOCK AND STOCKHOLDERS’ DEFICIT

for the three and Nine MONTHS ended september 30, 2023 (UNAUDITED)

(IN THOUSANDS, EXCEPT SHARE AND PER SHARE AMOUNTS)

	Convertible						Accumulated
	Preferred Stock		Common Stock		Additional Paid-In	Accumulated	Other Comprehensive	Total Stockholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Income (Loss)	Deficit
Balances at January 1, 2023	10,530,907	$339,233	3,087,655	$—	$20,259	$(338,688)	$7	$(318,422)
Stock-based compensation expense	—	—	—	—	360	—	—	360
Reporting currency translation adjustments	—	—	—	—		—	(31)	(31)
Net loss	—	—	—	—		(16,181)	—	(16,181)
Balances at March 31, 2023	10,530,907	$339,233	3,087,655	$—	20,619	(354,869)	(24)	(334,274)
Stock-based compensation expense	—	—	—	—	87	—	—	87
Reporting currency translation adjustments	—	—	—	—	—	—	27	27
Net loss	—	—	—	—	—	(28,317)	—	(28,317)
Balances at June 30, 2023	10,530,907	$339,233	3,087,655	$—	$20,706	$(383,186)	$3	$(362,477)
Stock-based compensation expense	—	—	—	—	98	—	—	98
Reporting currency translation adjustments	—	—	—	—	—	—	26	26
Net loss	—	—	—	—	—	(5,552)	—	(5,552)
Balances at September 30, 2023	10,530,907	$339,233	3,087,655	$—	$20,804	$(388,738)	$29	$(367,905)

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements

BOLT PROJECTS HOLDINGS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CONVERTIBLE PREFERRED STOCK AND STOCKHOLDERS’ DEFICIT

for the three and Nine MONTHS ended september 30, 2024 (UNAUDITED)

(IN THOUSANDS, EXCEPT SHARE AND PER SHARE AMOUNTS)

	Convertible						Accumulated
	Preferred Stock		Common Stock		Additional Paid-In	Accumulated	Other Comprehensive	Total Stockholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Income (Loss)	Deficit
Balances at January 1, 2024	8,048,573	$93,889	3,335,864	$—	$283,881	$(396,408)	$(14)	$(112,541)
Stock-based compensation expense	—	—	—	—	98	—	—	98
Reporting currency translation adjustments	—	—	—	—	—	—	23	23
Net loss	—	—	—	—	—	(6,594)	—	(6,594)
Balances at March 31, 2024	8,048,573	$93,889	3,335,864	$—	$283,979	$(403,002)	$9	$(119,014)
Stock-based compensation expense	—	—	—	—	97	—	—	97
Reporting currency translation adjustments	—	—	—	—	—	—	4	4
Net loss	—	—	—	—	—	(58,932)	—	(58,932)
Balances at June 30, 2024	8,048,573	$93,889	3,335,864	$—	$284,076	$(461,934)	$13	$(177,845)
Issuance of Common stock upon conversion of convertible preferred stock	(8,048,573)	(93,889)	8,048,573	1	93,888	—	—	93,889
Net exercise of Bridge Warrants	—	—	1,336,723	—	—	—	—	—
Issuance of Common stock upon conversion of Convertible Notes	—	—	10,451,111	1	102,154	—	—	102,155
Issuance of Common stock through the Merger and PIPE Financing, net of redemption and transaction costs	—	—	8,393,279	1	(52,302)	—	—	(52,301)
Conversion of convertible preferred stock warrants to Private Warrants	—	—	—	—	197	—	—	197
Issuance of Common stock to vendors due to contract terminations	—	—	750,000	—	7,327	—	—	7,327
Stock-based compensation expense	—	—	22,000	—	14,943	—	—	14,943
Reporting currency translation adjustments	—	—	—	—	—	—	71	71
Net income	—	—	—	—	—	6,392	—	6,392
Balances at September 30, 2024	—	—	32,337,550	$3	$450,283	$(455,542)	$84	$(5,172)

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements

BOLT PROJECTS HOLDINGS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

For THE nine months ended september 30, 2024 and 2023 (UNAUDITED)

(IN THOUSANDS)

	Nine Months Ended September 30,
	2024	2023
Operating activities:
Net loss	$(59,134)	$(50,050)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation expense	2	1,088
Stock-based compensation	15,138	545
Amortization of right-of-use assets	—	1,050
Property and equipment impairment	—	19,289
Lease impairment	—	2,278
(Gain) loss on lease termination	(2,013)	319
Non-cash interest expense	477	98
Non-cash debt issuance costs	11,460	—
Non-cash non-capitalized transaction costs	268	—
Loss on extinguishment of convertible notes	26,359	—
Gain on sale of property and equipment	—	(284)
Remeasurement of convertible preferred stock warrant liability	(6)	(126)
Remeasurement of public placement warrant liability	(24,286)	—
Remeasurement of related party private placement warrant liability	(12,671)	—
Remeasurement of share-based termination liability	978	—
Remeasurement of convertible notes	31,664	—
Remeasurement of related party convertible notes	3,752	—
Changes in operating assets and liabilities:
Inventory	(2,749)	—
Prepaid expenses and other current assets	733	(328)
Other non-current assets	(118)	757
Accounts payable	(1,060)	668
Accrued expenses and other current liabilities	(1,814)	1,361
Operating lease liabilities	(346)	(5,627)
Share-based termination liabilities	—	4,842
Other non-current liabilities	3	—
Net cash used in operating activities	(13,363)	(24,120)

Investing activities:
Cash proceeds from sale of property and equipment	—	284
Purchases of property and equipment	(23)	(953)
Net cash used in investing activities	(23)	(669)

Financing activities:
Proceeds from the Merger with GAMC	5,268	—
Payments of deferred transaction costs	(5,508)	—
Proceeds from Bridge Financing Notes	22,643	—
Payments for Amended Senior Notes	(539)	—
Cash proceeds from related party notes	250	—
Payments for related party notes	(250)	—
Payments of related party promissory note	(648)	—
Payments of related party convertible promissory note	(2,267)	—
Net cash provided by financing activities	18,949	—
Exchange rate effect on cash, cash equivalents and restricted cash	8	(65)
Net change in cash, cash equivalents and restricted cash	5,571	(24,854)
Cash, cash equivalents and restricted cash at beginning of period	934	25,274
Cash, cash equivalents and restricted cash at end of period	$6,505	$420
Cash, cash equivalents, and restricted cash information:
Cash and cash equivalents, beginning of period	$894	$22,932
Restricted cash, beginning of period	40	2,342
Cash, cash equivalents, and restricted cash, beginning of period	$934	$25,274
Cash and cash equivalents, end of period	$6,505	$339
Restricted cash, end of period	—	81
Cash, cash equivalents, and restricted cash, end of period	$6,505	$420

Supplemental cash flow disclosures:
Cash paid for interest	$440	$1,563

Supplemental disclosures of non-cash investing and financing activities:
Deferred transaction costs in accounts payable and accrued expenses	$1,818	$—
Decrease of deferred transaction costs due to the Merger and PIPE Financing	$11,124	$—
Issuance of Common stock to settle underwriting commission	$6,106	$—
Issuance of Common stock upon conversion of convertible preferred stock	$93,889	$—
Issuance of Common stock upon conversion of convertible bridge notes	$102,155	$—
Issuance of Common stock upon settlement of share-based termination liability	$7,327	$—
Conversion of convertible preferred stock warrants to Private Warrants	$197	$—
Decrease of operating lease right of use assets and liabilities due to remeasurement in connection with lease amendments	$—	$456
Decrease of operating lease liabilities due to lease termination	$2,013	$21,286
Decrease of operating lease right of use assets due to lease termination	$—	$16,763

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements

BOLT PROJECTS HOLDINGS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

1.	ORGANIZATION AND DESCRIPTION OF BUSINESS

Bolt Projects Holdings, Inc. (the “Company”) develops and produces biomaterials products. Its flagship product on its Vegan Silk Technology Platform, b-silk, is a biodegradable and vegan protein polymer and a replacement for silicone elastomers in beauty and personal care. The Company has a portfolio of other materials, including Mylo, a leather alternative made from mycelium, the root structure of mushrooms. Bolt Projects Holdings, Inc. incorporated in the state of Delaware and is headquartered in California.

Basis of Consolidation and Presentation

On October 4, 2023, Bolt Threads, Inc. (“Legacy Bolt”) and Golden Arrow Merger Corp. (“GAMC”), a Delaware corporation, entered into a Business Combination Agreement (the “Merger Agreement”) with Beam Merger Sub, Inc., a Delaware corporation and a wholly-owned subsidiary of GAMC (the “Merger Sub”). On August 13, 2024 (the “Closing Date”), a merger transaction between Legacy Bolt and GAMC was completed (see Note 4 – Reverse Merger). Pursuant to the Merger Agreement, (i) on the Closing Date, the Merger Sub merged with and into Legacy Bolt (together with the other transactions contemplated by the Merger Agreement, the “Merger” or the “SPAC transaction”), with the Merger Sub ceasing to exist and Legacy Bolt surviving as a wholly owned subsidiary of GAMC and (ii) GAMC changed its name to Bolt Projects Holdings, Inc. Unless the context otherwise requires, references in this Quarterly Report on Form 10-Q to the “Company,” “Bolt”, “we,” “us,” or “our” refer to the business of Bolt Threads, Inc., which became the business of Bolt Projects Holdings, Inc. and its subsidiaries following the Closing Date.

Prior to the Merger, GAMC Class A common stock, and Public Placement Warrants (see Note 9 – Warrants) were listed on the Nasdaq Global Market (“Nasdaq”) under the symbols “GAMC” and “GAMCW,” respectively. On August 14, 2024, the Company’s Common stock and Public Warrants (see Note 9 – Warrants) began trading on the Nasdaq under the symbols “BSLK” and “BSLKW”, respectively (see Note 4 – Reverse Merger for more information on the Merger transaction).

The Company determined that Legacy Bolt was the accounting acquirer in the Merger based on an analysis of the criteria outlined in Accounting Standards Codification (“ASC”) 805, Business Combinations.

The determination was primarily based on the following facts:

●	Former Legacy Bolt stockholders have a controlling voting interest in the Company.

●	Legacy Bolt management continues to hold executive management roles for the Company and is responsible for the day-to-day operations; and

●	The founders of Legacy Bolt have two out of two non-independent board seats and final approval in the selection of independent seats.

Accordingly, for accounting purposes, the Merger was treated as the equivalent of Legacy Bolt issuing stock for the net assets of GAMC, accompanied by a recapitalization. No goodwill or other intangible assets were recorded as a result of the Merger.

Because Legacy Bolt was deemed the accounting acquirer, the historical financial statements of Legacy Bolt became the historical financial statements of the combined company, upon the consummation of the Merger. As a result, the financial statements included herein reflect (i) the historical operating results of Legacy Bolt prior to the Merger; (ii) the combined results of Legacy Bolt and GAMC following the closing of the Merger; (iii) the assets and liabilities of Legacy Bolt at their historical cost; and (iv) the Company’s equity structure for all periods presented.

The equity structure has been retroactively restated in all comparative periods up to the Closing Date, to reflect the number of shares of the Company’s Common stock, $0.0001 par value per share, issued to Legacy Bolt shareholders and Legacy Bolt convertible preferred shareholders in connection with the Merger. As such, the shares and corresponding capital amounts and earnings per share related to Legacy Bolt Convertible Preferred Stock (see Note 10 – Convertible Preferred Stock) and Legacy Bolt common stock prior to the Merger have been retroactively restated as shares reflecting the exchange ratio established in the Merger.

The accompanying unaudited interim condensed consolidated financial statements of the Company and its subsidiaries have been prepared in accordance with accounting principles generally accepted in the United States (“U.S. GAAP”) and applicable rules and regulations of the U.S. Securities and Exchange Commission (“SEC”). The unaudited interim condensed consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries. All intercompany transactions and balances have been eliminated in consolidation. All dollar amounts in tables, except share and per share amounts, in the notes to the unaudited interim condensed consolidated financial statements are presented in thousands unless otherwise noted.

2.	LIQUIDITY AND GOING CONCERN

The Company has not historically been profitable and has had negative cash flow from operations since inception. During the nine months ended September 30, 2024, the Company incurred a net loss of $59.1 million. During the nine months ended September 30, 2024, the Company used $13.4 million of cash in operations. At September 30, 2024, the Company had an accumulated deficit of $455.5 million, a working capital of $6.6 million, and cash and cash equivalents of $6.5 million.

The Company will need additional capital to support its planned product development and operations. Based upon the Company’s current operating plan, it estimates that its cash and cash equivalents as of the issuance date of the unaudited interim condensed consolidated financial statements included in this report are insufficient for the Company to fund operating, investing, and financing cash flow needs for the twelve months subsequent to the issuance date of these unaudited interim condensed consolidated financial statements. To obtain the capital necessary to fund the operations, the Company may seek to obtain funds through public or private equity offerings, debt financing transactions, refinancing or restructuring its current debt obligations, or any other means.

These uncertainties raise substantial doubt regarding the Company’s ability to continue as a going concern for a period of twelve months subsequent to the issuance date of the unaudited interim condensed consolidated financial statements included in this report. Certain elements of the operating plan to alleviate the conditions that raise substantial doubt, including but not limited to the Company’s ability to achieve its operating cash flow targets and the ability to restructure its current debt, both of which are outside of the Company’s control. Accordingly, the Company cannot conclude that management’s plans will be effectively implemented within one year from the date the unaudited interim condensed consolidated financial statements are issued. These factors raise substantial doubt about the Company’s ability to continue as a going concern within one year from the date the unaudited interim condensed consolidated financial statements are issued. The unaudited interim condensed consolidated financial statements do not contain any adjustments that might result from the outcome of this uncertainty.

3.	SIGNIFICANT ACCOUNTING POLICIES

Unaudited Interim Condensed Consolidated Financial Statements

The accompanying interim condensed consolidated balance sheet at September 30, 2024, the interim condensed consolidated statements of operations and comprehensive loss for the three months and nine months ended September 30, 2024 and 2023, the interim condensed consolidated statements of convertible preferred stock and stockholders’ deficit for the nine months ended September 30, 2024 and 2023, and the interim condensed consolidated statements of cash flows for the nine months ended September 30, 2024 and 2023, and amounts relating to the interim periods included in the accompanying notes to the interim condensed consolidated financial statements are unaudited. The unaudited interim condensed consolidated financial statements have been prepared on the same basis as the audited annual consolidated financial statements, and in management’s opinion, includes all adjustments, consisting of only normal recurring adjustments, necessary for the fair presentation of the Company’s consolidated balance. Operating results for the interim periods presented are not necessarily indicative of results to be expected for the year ending December 31, 2024 or for any other interim period.

These unaudited interim condensed consolidated financial statements should be read in conjunction with the Company’s audited consolidated financial statements and notes thereto for the years ended December 31, 2023 and 2022.

Correction of an Error

It was identified that certain expenses previously recorded as general and administrative were related to activities that should be recorded as research and development or sales and marketing. As a result, management has corrected this error by reducing general and administrative expense by $3.5 million, increasing sales and marketing expense by $0.6 million, and increasing research and development by $2.9 million for the nine months ended September 30, 2023. This classification adjustment was made to better reflect the nature of the expenses in accordance with U.S. GAAP. The misclassification has no impact on the Company’s total operating expenses, net loss, or net loss per share. The Company analyzed the potential impact of the misclassification error in accordance with the appropriate guidance, from both a qualitative and quantitative perspective, and concluded that the error was not material to any prior year period.

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

Use of Estimates

The preparation of the unaudited interim condensed consolidated financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the amounts reported in the unaudited interim condensed consolidated financial statements and accompanying notes. Estimates and assumptions made by management include, but are not limited to, (i) the estimated fair value of convertible notes, convertible preferred stock, share-based termination liability, convertible preferred stock warrant liability, public placement warrant liability, related party private placement warrant liability and equity awards, and, (ii) estimating the useful lives of fixed assets, and (iii) determining incremental borrowing rates and the accounting for income taxes. Actual results could differ materially from those estimates.

Risks and Uncertainties

The Company’s future results of operations involve risks and uncertainties. Factors that could affect the Company’s future operating results and cause actual results to vary materially from expectations include, but are not limited to, rapid technological change, continued demand for the Company’s services, the acquisition and retention of significant customers, stability of global financial markets, cybersecurity breaches and other disruptions that could compromise the Company’s information or results, business disruptions that are caused by natural disasters or pandemic events, competition from substitute products and larger companies, government regulations and oversight, patent and other types of litigation, ability to protect proprietary technology, and dependence on key individuals.

Concentrations of Credit Risk

Financial instruments that potentially subject the Company to concentration of credit risk consist of cash, cash equivalents, restricted cash and accounts receivable. The Company’s cash and cash equivalents are held at financial institutions where account balances may at times exceed federally insured limits. Management believes the Company is not exposed to significant credit risk due to the financial strength of the depository institution in which the cash is held. The Company has no financial instruments with off-balance sheet risk of loss.

In March 2023, Silicon Valley Bank, now a division of First Citizens Bank (“SVB”) failed and Federal Deposit Insurance Corporation (“FDIC”) took control of SVB. The Company maintains a significant amount of cash, cash equivalents, and restricted cash in SVB, and the Company’s deposits at this institution exceed the insured limits. The Federal Reserve subsequently announced that account holders would be made whole, and the Company was able to access all of the cash held at SVB. There is no guarantee that the Federal Reserve Board, the U.S. Treasury Department and the FDIC will provide access to uninsured funds in the future in the event of the closure of any other banks or financial institutions in a timely fashion or at all. Any inability to access or delay in accessing these funds could adversely affect the Company’s business, financial position, and liquidity.

The Company is dependent on a sole supplier for certain manufacturing activities for b-silk. An interruption in the supply of these materials could impact the Company’s ability to commercialize and manufacture inventory.

Total assets outside of the U.S. were 0.3% and 0.8% of total assets at September 30, 2024 and December 31, 2023, respectively.

During the three and nine months ended September 30, 2024, separate single customers represented 100% and 68% of total revenue, respectively, which the Company attributes primarily to the fact that its commercial sales were in their early stages, and 100% during both the three and nine months ended September 30, 2023. Total revenue for each of the three and nine months ended September 30, 2024, was immaterial and $0.1 million, respectively, and $1.3 million and $2.0 million for three and nine months ended September 30, 2023, respectively. The Company had an immaterial outstanding customer accounts receivable at September 30, 2024 and December 31, 2023.

Inventory

Inventory consists of finished b-silk powder. Inventory is recorded at the lower of the weighted average cost and net realizable value using the specific identification method based on contractual selling price. Write downs of b-silk inventory are recognized as a charge to cost of revenue. No impairment was recognized during the nine months ended September 30, 2024 and 2023.

Employee Retention Credits

The Company has accounted for Employee Retention Credits (ERC) as a government grant which analogizes with International Accounting Standards (IAS) 20, Accounting for Government Grants and Disclosure of Government Assistance. IAS 20 indicates that income is recognized when it is considered that there is reasonable assurance the grant will be received and all necessary qualifying conditions, as stated under the ERC program, are met. Under IAS 20, income is recognized on a systematic basis over the periods in which the entity recognizes as expenses the related costs for which the grant is intended to compensate. The Company has elected to account for the credits on a gross basis within the interim condensed consolidated statements of operations and comprehensive loss.

Deferred Transaction Costs

Deferred transaction costs consist of direct legal, accounting, filing and other fees and costs directly attributable to the Company’s Merger (see Note 4 — Reverse Merger). The Company capitalized deferred transaction costs prior to the close of the Merger and included within the interim condensed consolidated balance sheet. In August 2024, the Company reclassified all deferred transaction costs related to the Merger as a reduction to additional paid-in capital to offset the proceeds received upon the closing of the Merger. The deferred transaction costs were $16.2 million at December 31, 2023.

Long-Lived Assets and Impairment Assessment

The Company reviews its depreciable long-lived assets, such as property and equipment, for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. An impairment loss may be recognized when the undiscounted cash flows expected to be generated by a long-lived asset (or asset group) are less than its carrying value. Any required impairment loss would be measured as the amount by which the asset’s (or asset group’s) carrying value exceeds its fair value and would be recorded as a reduction in the carrying value of the related asset and reflected in the interim condensed consolidated statements of operations and comprehensive loss. No impairment charges were recorded on any long-lived assets during the three and nine months ended September 30, 2024.

In April 2023, the Company discontinued the production of Mylo due to the failure of several financing initiatives. As the Company had no alternative use for the Mylo-related assets and expected no resale value, the Company fully impaired these assets. Accordingly, the Company recorded zero and $10.2 million of impairment expense of fixed assets relating to this event during the three and nine months ended September 30, 2023, respectively.

In May 2023, the Company temporarily discontinued its research and development operations in California due to continuing projected negative cash flows and a lack of alternative sources of financing. The overall assets of the Company were no longer considered to provide future cash flows (except for right-of-use (“ROU”) assets intended to be subleased), and the resale value of the Company’s assets was not considered material. Accordingly, the Company fully impaired its fixed assets. The Company recorded $9.1 million and $2.3 million of impairment expense of long-lived assets and leases, respectively, relating to this event during the nine months ended September 30, 2023. No impairment charges were recorded on any long-lived assets during the three months ended September 30, 2023.

Convertible Notes

Convertible notes are regarded as hybrid instruments, consisting of a liability component and an equity component. The Company determined that it is eligible for the fair value option election in connection with the convertible notes (“Convertible Notes”) under the Bridge NPA issued in October 2023, in February 2024, in June 2024, and in July 2024, and the Ginkgo NPA Amendment issued in December 2023 (see Note 8 — Borrowings) as each instrument met the definition of a “recognized financial liability” which is an acceptable financial instrument eligible for the fair value option under ASC 825-10-15-4 and do not meet the definition of any of the financial instruments found within ASC 825-10-15-5 that are not eligible for the fair value option. Therefore, the Company elected to apply the fair value option to account for the Convertible Notes upon issuance. Accordingly, no features of the Convertible Notes are bifurcated and separately accounted for. At the date of issuance, the fair value for each instrument is derived from the instrument’s implied discount rate at inception. The Convertible Notes will be subsequently remeasured at each reporting period until its maturity, prepayment or conversion. The change in fair value of the convertible notes is recognized in the interim condensed consolidated statements of operations and comprehensive loss as the remeasurement of the convertible notes. Additionally, all issuance costs incurred in connection with the Convertible Notes were expensed during the period the debt is acquired and were included in general and administrative expenses within the interim condensed consolidated statement of operations and comprehensive loss.

Share-Based Termination Liability

The share-based termination liability is recorded for contract termination costs when the Company terminates a contract or stops using the product or service covered by the contract in exchange for an issuance of the new public company shares. The new public company shares are not considered to be indexed to the Company’s own shares at the time the termination occurred. Therefore, the share-based termination is classified as a liability as it does not qualify for the scope exception for derivative accounting under ASC 815-10. The share-based termination liability is initially recorded at fair value on the termination date and remeasured at fair value each balance sheet date with the offset adjustments recorded in remeasurement of share-based termination liability within the interim condensed consolidated statements of operations and comprehensive loss (see Note 5 — Fair Value Measurements).

Common Stock Warrants

The Company accounts for common stock warrants as equity if the contract requires physical settlement or net physical settlement or if the Company has the option of physical settlement or net physical settlement and the warrants meet the requirements to be classified as equity. Common stock warrants classified as equity are initially measured at fair value using the Black-Scholes-Merton (“Black-Scholes”) option-pricing model using various inputs, including Company estimates of expected stock price volatility, term, risk-free rate and future dividends, on the issuance date and are not subsequently remeasured.

The Company accounts for common stock warrants as a liability in accordance with ASC 815-40-15 if the warrants do not meet the criteria for equity treatment and must be recorded as liabilities. Accordingly, the Company classifies the warrants as liabilities based on their fair value at issuance. This liability is subject to re-measurement at each balance sheet date until exercised, and any change in fair value is recognized in the interim condensed consolidated statement of operations and comprehensive loss. The warrants are valued using a Monte Carlo simulation model.

Fair Value of Financial Instruments

The Company determines fair value based upon the exit price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants, as determined by either the principal market or the most advantageous market. The Company uses available market information and other valuation methodologies in assessing the fair value of financial instruments. Judgment is required in interpreting market data to develop the estimates of fair value and, accordingly, changes in assumptions or the estimation methodologies may affect the fair value estimates. Inputs used in the valuation techniques to derive fair values are classified based on a three-level hierarchy. These levels are:

Level 1 —	Quoted prices (unadjusted) in active markets that are accessible at the measurement date for identical assets or liabilities.

Level 2 —	Observable inputs other than quoted prices included within Level 1, including quoted prices for similar assets or liabilities in active markets; quoted prices for identical or similar assets or liabilities in markets that are not active; and inputs other than quoted prices that are observable or are derived principally from, or corroborated by, observable market data by correlation or other means.

Level 3 —	Unobservable inputs are used when little or no market data is available.

The level in the fair value hierarchy within which a fair value measurement in its entirety falls is based on the lowest-level input that is significant to the fair value measurement in its entirety.

Financial assets and liabilities held by the Company measured at fair value on a recurring basis at September 30, 2024 and December 31, 2023 include share-based termination liability, convertible notes, convertible preferred stock warrant liability, public placement warrant liability, and related party private placement warrant liability (see Note 5 – Fair Value Measurements).

The Company’s long-term debt, non-current, which is the Amended Senior Notes (see Note 8 – Borrowings), is classified within Level 2 of the fair value hierarchy. The carrying value of the long-term debt, non-current approximates the fair value as the interest rate on the Amended Senior Notes is based on a rate which reflects terms similar to those the Company could currently secure in the open market (see Note 8 – Borrowings).

For certain other financial assets and liabilities, including cash, cash equivalents, restricted cash, prepaid and other current assets, accounts payable, accrued expenses and other current liabilities, the carrying value approximates fair value due to the relatively short maturity period of these balances.

Revenue Recognition

The Company’s revenue contracts represent a single performance obligation to sell its products to customers. Sales are recorded at the time control of the product is transferred to customers, in an amount that reflects the consideration the Company expects to be entitled to in exchange for the goods sold. Control is the ability of customers to “direct the use of” and “obtain” the benefit from the Company’s products. In evaluating the timing of the transfer of control of products to customers, the Company considers several control indicators, including significant risks and rewards of products, the Company’s right to payment and the legal title of the products. Based on the assessment of control indicators, sales are generally recognized when products are shipped to customers.

In arrangements where another party is involved in providing products to a customer, the Company evaluates whether it acts as a principal or agent in the transaction. To the extent the Company acts as the principal, revenue is reported on a gross basis. To the extent the Company acts as the agent, revenue is reported on a net basis. In this evaluation, the Company considers if the Company obtains control of the specified goods or services before they are transferred to the customer, as well as other indicators such as the party primarily responsible for fulfillment, inventory risk, and discretion in establishing price. For the three and nine months ended September 30, 2024 and 2023, the Company has determined it is acting as the principal in its revenue arrangements due to the Company being primarily responsible for fulfillment of the arrangement and having discretion in establishing the price.

The timing of revenue recognition may differ from the timing of invoicing to customers, and these timing differences result in receivables (billed or unbilled), contract assets, or contract liabilities (deferred revenue) on the Company’s interim condensed consolidated balance sheets. The Company records a contract asset when revenue is recognized prior to the right to invoice, or deferred revenue when revenue is recognized subsequent to invoicing. The Company had zero contract assets and deferred revenue at September 30, 2024 and December 31, 2023.

Recent Accounting Pronouncements

Accounting Pronouncements Not Yet Adopted

In November 2023, the FASB issued ASU 2023-07, Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures, which introduce key amendments to enhance disclosures for public entities’ reportable segments. The amendments require disclosure of significant segment expenses that are regularly provided to the chief operating decision maker (“CODM”) and included within each reported measure of segment profit or loss, an amount and description of its composition for other segment items to reconcile to segment profit or loss, and the title and position of the entity’s CODM. The amendments also expand the interim segment disclosure requirements. ASU 2023-07 is effective for fiscal years beginning after December 15, 2023, and interim periods within fiscal years beginning after December 15, 2024, with early adoption permitted and requires retrospective application to all prior periods presented in the financial statements.

The Company is currently in the process of reviewing the guidance and does not expect it to have material impact on its interim condensed consolidated financial statements.

In December 2023, the FASB issued ASU 2023-09, Income Taxes (Topic 740): Improvements to Income Tax Disclosures, which provides qualitative and quantitative updates to the rate reconciliation and income taxes paid disclosures, among others, to enhance the transparency of income tax disclosures, including consistent categories and greater disaggregation of information in the rate reconciliation and disaggregation by jurisdiction of income taxes paid. The amendments in ASU 2023-09 are effective for fiscal years beginning after December 15, 2024, with early adoption permitted. The amendments should be applied prospectively; however, retrospective application is also permitted. The Company is currently in the process of reviewing the guidance and evaluating its impact on its interim condensed consolidated financial statements.

4.	REVERSE MERGER

Concurrently with the execution of the Merger Agreement, certain investors (the “PIPE Subscribers”), including the Sponsor (which refers to Golden Arrow Sponsor, LLC), entered into the Original PIPE Subscription Agreements with GAMC pursuant to which the PIPE Subscribers originally committed to purchase in a private placement up to 2,787,457 shares of GAMC Class A common stock (the “PIPE Shares”) at a purchase price of $10.00 per share at an aggregate purchase price of up to $27.9 million (the “PIPE Financing”). The purchase of the PIPE Shares would be conditioned upon, among other things, the consummation of the Merger and would be consummated immediately prior to or substantially concurrently with the Closing Date. Pursuant to the Original PIPE Subscription Agreement executed by the Sponsor, the Sponsor agreed to purchase 800,000 shares of GAMC Class A common stock at a purchase price of $10.00 per share for an aggregate purchase price of $8.0 million. However, the number of subscribed shares to be purchased thereunder by the Sponsor would be reduced by the number of shares of GAMC Class A common stock that had not been elected for redemption as of the expiration of the redemption period related to the Closing and that were held by certain individuals mutually agreed upon by GAMC and the Company at any time from the date of the execution of the agreement up to immediately prior to the expiration of such redemption period.

In February 2024, concurrently with the execution of the Second Bridge Convertible Notes (see Note 8 – Borrowings), the PIPE Subscribers, including the Sponsor, entered into the First Amendment to the Original PIPE Subscription Agreements with GAMC. Pursuant to the amendment, the gross proceeds from the Second Bridge Convertible Notes of $5.0 million counted towards the commitments for the purchase of PIPE shares under the Original PIPE Subscription Agreements on a dollar-for-dollar basis.

In June 2024, concurrently with the execution of the Third Bridge Convertible Notes (see Note 8 – Borrowings), the PIPE Subscribers, including the Sponsor, entered into amendment to the PIPE Subscription Agreements with GAMC. Pursuant to the amendment, the gross proceeds from the Third Bridge Convertible Notes of $17.7 million counted towards the commitments for the purchase of PIPE shares under the Original PIPE Subscription Agreements on a dollar-for-dollar basis.

After the Closing Date, certain PIPE subscribers did not purchase the PIPE Shares related to the PIPE Financing, totaling $0.5 million. The remaining PIPE Subscribers purchased 470,120 PIPE Shares related to the PIPE Financing for total gross proceeds of $4.7 million.

As discussed in Note 1, the Merger was completed on August 13, 2024. Pursuant to the Company’s restated and amended certificate of incorporation, as amended on August 13, 2024, the Company is authorized to issue 500,000,000 shares of Common stock, par value of $0.0001, and 50,000,000 shares of preferred stock, par value $0.0001. The holders of shares of Common stock are entitled to one vote for each share held. The preferred stock is non-voting. No shares of preferred stock were issued and outstanding at September 30, 2024.

As a result of the Merger, among other things: (1) each then issued and outstanding GAMC Class A common stock, par value $0.0001 per share, converted automatically, on a one-for-one basis, into a share of the Company’s Common stock; (2) each then issued and outstanding GAMC Class B common stock, par value $0.0001 per share, converted automatically, on a one-for-one basis, into a share of the Company’s Common stock; and (3) each then issued and outstanding GAMC Public Placement Warrant and Private Placement Warrant to purchase one GAMC Class A common stock converted automatically into the Company’s Public Placement Warrant and the Company’s Private Placement Warrant (see Note 9 – Warrants) to acquire one share of the Company’s Common stock, respectively.

Immediately prior to the effective time of the Merger, each share of Legacy Bolt Convertible Preferred Stock and each Legacy Bolt Convertible Note (see Note 8 – Borrowings) automatically converted into shares of common stock of Legacy Bolt in accordance with the Merger Agreement and the Bridge NPA (see Note 8 - Borrowings). In addition, each Legacy Bolt Bridge Warrant (see Note 9 – Warrants) was automatically net exercised into shares of common stock of Legacy Bolt in accordance with the Warrant Agreement.

As a result of the Merger, among other things (1) all issued and outstanding shares of Legacy Bolt common stock as of immediately prior to the Closing (including Legacy Bolt common stock resulting from the Legacy Bolt Convertible Preferred Stock conversion, resulting from the Legacy Bolt Convertible Notes conversion, and resulting from the Legacy Bolt Bridge Warrants net exercise), were exchanged at an exchange ratio of 0.29489 (the “Exchange Ratio”) for an aggregate of 23,172,271 shares of the Company’s Common stock; (2) each issued and outstanding warrant to purchase Legacy Bolt Convertible Preferred Stock converted into a warrant to purchase shares of the Company’s Common stock (the “Private Warrant”), with each warrant subject to the same terms and conditions as were applicable to the original warrant and having an exercise price and number of shares of Common stock purchasable based on the Exchange Ratio and other terms contained in the Merger Agreement; (3) each issued and outstanding stock option to purchase Legacy Bolt common stock converted into a stock option to purchase shares of the Company’s Common stock, with each option subject to the same terms and conditions as were applicable to the original Legacy Bolt option and with an exercise price and number of shares of the Company’s Common Stock purchasable based on the Exchange Ratio and other terms contained in the Merger Agreement; and (4) each issued and outstanding Legacy Bolt restricted stock unit (“RSU”) award converted into a RSU award to receive shares of the Company’s Common stock, with each RSU award subject to the same terms and conditions as were applicable to the Legacy Bolt RSU award, and with the number of shares of the Company’s Common stock to which the RSU award converted based on the Exchange Ratio and other terms contained in the Merger Agreement.

As discussed in Note 1, the Merger was accounted for as a reverse recapitalization in accordance with U.S. GAAP. Under this method of accounting, GAMC was treated as the acquired company and Legacy Bolt was treated as the accounting acquirer for accounting purposes. Accordingly, all historical financial information presented in the unaudited interim condensed consolidated financial statements represents the accounts of Legacy Bolt and its wholly owned subsidiaries. Net assets were stated at historical cost consistent with the treatment of the Merger as a reverse recapitalization of Legacy Bolt.

In accounting for the Merger and after redemptions, the gross proceeds received by the Company totaled $5.3 million. The table below shows the gross proceeds from the Merger and the PIPE Financing (in thousands):

Amount
Cash – GAMC trust and cash (net of redemption)	$567
Cash – PIPE Financing	4,701
Balance at September 30, 2024	$5,268

Transaction costs consist of direct legal, accounting and other fees relating to the consummation of the Merger. Legacy Bolt transaction costs specific and directly attributable to the Merger totaled $11.1 million. These costs were initially capitalized as incurred in deferred offering costs on the interim condensed consolidated balance sheets. Upon the Closing, transaction costs related to the issuance of shares were recorded as a reduction to additional paid-in capital.

The number of shares of Common stock issued immediately following the consummation of the Merger was as follows:

Common stock - GAMC Class A common stock, outstanding prior to the Merger	7,047,500
Common stock - GAMC Class B common stock, outstanding prior to the Merger	140,000
Common stock - GAMC Class A redeemable common stock, outstanding prior to the Merger	577,937
Less: redemption of GAMC common stock	(492,278)
Common stock - GAMC common stock	7,273,159
Common stock - upon of settlement of GAMC liability for underwriting commission	625,000
Common stock - upon issuance to vendor for services rendered related to the Merger	25,000
Shares issued in PIPE Financing	470,120
The Merger and PIPE shares	8,393,279
Common stock - Legacy Bolt	3,335,864
Common stock - net exercise of Legacy Bolt Bridge Warrants	1,336,723
Common stock - upon conversion of Legacy Bolt Preferred Stock	8,048,573
Common stock - upon conversion of Legacy Bolt Convertible Notes	10,451,111
Common stock - upon of settlement of Legacy Bolt liability for contract termination	750,000
Total shares of the Company’s Common stock outstanding immediately after the Merger	32,315,550

5.	FAIR VALUE MEASUREMENTS

Fair value accounting is applied for all financial assets and liabilities that are recognized or disclosed at fair value in the financial statements on a recurring basis.

The table below presents the Company’s assets and liabilities measured at fair value on a recurring basis aggregated by the level in the fair value hierarchy at September 30, 2024 (in thousands):

	Level 1	Level 2	Level 3	Total
Liabilities:
Public placement warrant liability	$—	$—	$889	$889
Related party private placement warrant liability	—	—	464	464
Total liabilities	$—	$—	$1,353	$1,353

The table below presents the Company’s assets and liabilities measured at fair value on a recurring basis aggregated by the level in the fair value hierarchy at December 31, 2023 (in thousands):

	Level 1	Level 2	Level 3	Total
Liabilities:
Convertible notes, current	$—	$—	$15,604	$15,604
Related party convertible notes, current	—	—	2,133	2,133
Share-based termination liability	—	—	6,349	6,349
Convertible preferred stock warrant liability	—	—	203	203
Total liabilities	$—	$—	$24,289	$24,289

The convertible notes, current, related party convertible notes, current, share-based termination liability, public placement warrant liability, related party private placement liability, and convertible preferred stock warrant liabilities are classified as Level 3 in the fair value hierarchy as the valuations are based on unobservable inputs, which reflect the Company’s own assumptions incorporated in valuation techniques used to determine fair value; further discussion of these assumptions is set forth below. There were no transfers into or out of Level 3 of the fair value hierarchy during the periods presented.

Changes in the fair value measurement of Level 3 liabilities are related mainly to unrealized gains (losses) resulting from remeasurement each period and are reflected in the interim condensed consolidated statements of operations and comprehensive loss.

Public Placement Warrant Liability

In connection with the Merger, the Company assumed the Public Placement Warrants (see Note 9 – Warrants) to purchase the Company’s Common stock. The Company accounts for the Public Placement Warrants as a liability in accordance with ASC 815-40-15 since the Public Placement Warrants do not meet the criteria for equity treatment and must be recorded as liabilities. This liability is subject to remeasurement at each balance sheet date until exercised. The fair value of the public placement liability at September 30, 2024 was determined using the Monte Carlo simulation model. The public placement warrant liability represents a Level 3 measurement within the fair value hierarchy as it has been valued using some unobservable inputs.

Related Party Private Placement Warrant Liability

In connection with the Merger, the Company assumed the Private Placement Warrants (see Note 9 – Warrants) to purchase the Company’s Common stock, which were issued to the Sponsor, a related party. The Company accounts for the Private Placement Warrants as a liability in accordance with ASC 815-40-15 since the Private Placement Warrants do not meet the criteria for equity treatment and must be recorded as liabilities. This liability is subject to remeasurement at each balance sheet date until exercised. The fair value of the related party private placement warrant liability at September 30, 2024 was determined using the Monte Carlo simulation model. The related party private placement warrant liability represents a Level 3 measurement within the fair value hierarchy as it has been valued using unobservable inputs.

Convertible Notes

The Company concluded that the Convertible Notes and its related features are within the scope of ASC 825, Financial Instruments, as a combined financial instrument, and the Company elected the fair value option where changes in fair value of the convertible notes are measured through the accompanying interim condensed consolidated statement of operations and comprehensive loss until settlement. The Convertible Notes liability represents a Level 3 measurement within the fair value hierarchy as it has been valued using certain unobservable inputs. These inputs include the underlying fair value of the equity instrument into which the Convertible Notes are convertible. The fair value is based on significant inputs not observable in the market, namely potential financing scenarios, the likelihood of such scenarios, the expected time for each scenario to occur, and the required market rates of return utilized in modeling these scenarios.

Share-Based Termination Liability

The fair value of the share-based termination liability at December 31, 2023 was determined based on the expected exchange fair value of the Company’s Common stock using the probability weighted expected return method (“PWERM”). The PWERM method is a scenario-based methodology that estimates the fair value of equity securities based upon an analysis of future values of the Company, assuming various outcomes. The significant inputs to the PWERM methodology included rights and preferences of each class of Company’s shares, the Company’s assumptions related to the expected timing of a liquidation event, lack of marketability and the Company’s estimated equity value and volatility on the valuation date, which are based on management’s analysis of comparable publicly traded peer companies.

Convertible Preferred Stock Warrant Liability

The fair value of the convertible preferred stock warrant liability at December 31, 2023 was determined using the PWERM. The fair value of the convertible preferred stock warrant liability at September 30, 2023 was determined using a hybrid method, which combines elements of the option pricing model (“OPM”) and the PWERM. Weighting allocations are assigned to the OPM and PWERM methods factoring in a possible future dissolution event. The aggregate value of the Company was then used to allocate the total equity value of the Company to different classes of equity according to their rights and preferences.

Change in Fair Value of Level 3 Liabilities

The change in the fair value of the Level 3 liabilities during the three and nine months ended September 30, 2024 and 2023 was as follows (in thousands):

Public placement warrant liability
Balance at June 30, 2024	$—
Warrants assumed from the Merger	25,175
Change in estimated fair value	(24,286)
Balance at September 30, 2024	$889

The change in fair value of the Public Placement Warrants is recognized in the interim condensed consolidated statements of operations and comprehensive loss as the remeasurement of the public placement warrant liability.

Related party private placement warrant liability
Balance at June 30, 2024	$—
Warrants assumed from the Merger	13,135
Change in estimated fair value	(12,671)
Balance at September 30, 2024	$464

The change in fair value of the Private Placement Warrants is recognized in the interim condensed consolidated statements of operations and comprehensive loss as the remeasurement of the related party private placement warrant liability.

Convertible notes
Balance at January 1, 2024	$15,604
Note issuance during the period	3,457
Change in estimated fair value	1,213
Balance at March 31, 2024	$20,274
Note issuance during the period	10,130
Loss on extinguishment	22,183
Change in estimated fair value	15,874
Balance at June 30, 2024	$68,461
Note issuance during the period	3,972
Change in estimated fair value	14,577
Conversion into Common stock	(87,010)
Balance at September 30, 2024	$—

The change in fair value of the convertible notes is recognized in the interim condensed consolidated statements of operations and comprehensive loss as the remeasurement of the convertible notes. There was no change in fair value attributable to the instrument-specific credit risk for the three and nine months ended September 30, 2024.

Related party convertible notes
Balance at January 1, 2024	$2,133
Note issuance during the period	1,449
Change in estimated fair value	247
Balance at March 31, 2024	$3,829
Note issuance during the period	3,635
Loss on extinguishment	4,176
Change in estimated fair value	5,301
Balance at June 30, 2024	$16,941
Change in estimated fair value	(1,796)
Conversion into Common stock	(15,145)
Balance at September 30, 2024	$—

The change in fair value of the related party convertible notes is recognized in the interim condensed consolidated statements of operations and comprehensive loss as the remeasurement of related party convertible notes. There was no change in fair value attributable to the instrument-specific credit risk for the three and nine months ended September 30, 2024.

Share-based termination liability
Balance at January 1, 2024	$6,349
Change in estimated fair value	(186)
Balance at March 31, 2024	$6,163
Change in estimated fair value	1,498
Balance at June 30, 2024	$7,661
Change in estimated fair value	(334)
Liability settlement due to issuance of Common stock	(7,327)
Balance at September 30, 2024	$—

The change in fair value of the share-based termination liability is recognized in the interim condensed consolidated statements of operations and comprehensive loss as the remeasurement of the share-based termination liability.

Convertible preferred stock warrants liability
Balance at January 1, 2023	$330
Change in estimated fair value	—
Balance at March 31, 2023	$330
Change in estimated fair value	—
Balance at June 30, 2023	$330
Change in estimated fair value	(126)
Balance at September 30, 2023	$204

Convertible preferred stock warrants liability
Balance at January 1, 2024	$203
Change in estimated fair value	(24)
Balance at March 31, 2024	$179
Change in estimated fair value	(73)
Balance at June 30, 2024	$106
Change in estimated fair value	91
Conversion into Private Warrants	(197)
Balance at September 30, 2024	$—

The change in fair value of the convertible preferred stock warrants is recognized in the interim condensed consolidated statements of operations and comprehensive loss as the remeasurement of the convertible preferred stock warrant liability.

6.	SIGNIFICANT BALANCE SHEET COMPONENTS

Prepaid Expenses and Other Current Assets

Prepaid expenses and other current assets at September 30, 2024 and December 31, 2023, consisted of the following (in thousands):

	September 30, 2024	December 31, 2023
Prepaid expenses	$1,508	$1,461
Deposits	56	149
Other current assets	1,357	1,893
Total prepaid expenses and other current assets	$2,921	$3,503

The Company has recorded $1.3 million and $1.8 million of Employee Retention Credits (“ERC”) as other current assets, which are included in prepaid expenses and other current assets in the interim condensed consolidated balance sheets at September 30, 2024 and December 31, 2023, respectively. Under the Coronavirus Aid, Relief, and Economic Security Act (the “CARES Act”), the ERC is a refundable payroll tax credit for businesses and tax-exempt organizations that were affected during the COVID-19 pandemic. Eligible businesses, both for-profit and not-for-profit, that experienced a “significant” decline in gross receipts in any quarter (more than 50% decrease in 2020 from 2019, and more than 20% in 2021) could receive a quarterly refundable payroll tax credit. The Company believes it has reasonably assured qualification and submitted for refunds under the ERC program.

Other Non-Current Assets

Other non-current assets at September 30, 2024 and December 31, 2023, consisted of the following (in thousands):

	September 30, 2024	December 31, 2023
Prepaid expenses, non-current	$3,486	$3,368
Property and equipment, net	21	—
Total other non-current assets	$3,507	$3,368

The prepaid expenses, non-current balance at September 30, 2024 and December 31, 2023 includes $3.0 million and $3.3 million of the remaining balance of the upfront payment made by the Company in October 2022 for future technical services to be provided by Gingko Bioworks, Inc. (“Gingko”) (see Note 14 – Commitments and Contingencies), respectively.

Accrued Expenses and Other Current Liabilities

Accrued expenses and other current liabilities at September 30, 2024 and December 31, 2023, consisted of the following (in thousands):

	September 30, 2024	December 31, 2023
Accrued professional services	$1,635	$714
Accrued payroll and benefits	413	304
Accrued interest expense	3	9
Other accrued expenses	494	26
Total accrued expenses and other current liabilities	$2,545	$1,053

7.	SHARE-BASED TERMINATION LIABILITY

In September 2023, the Company negotiated a contingent lease termination agreement with its landlord for the Berkeley facility lease (see Note 13 — Leases). As a result of the Company issuing 600,000 shares of the new public company to its landlord after the closing of the Merger transaction with GAMC in accordance with the agreement, the Berkeley lease facility was considered terminated as of September 10, 2023.

In October 2023, the Company entered into a settlement agreement with a supplier (see Note 14 — Commitment and Contingencies). As a result of the Company paying the supplier $1.0 million and issuing 150,000 shares of the new public company to the supplier after the closing of the Merger transaction with GAMC, the supply agreement was considered terminated as of July 13, 2023.

After the Merger consummation in August 2024, the Company issued the 750,000 shares of Common stock to its landlord and its supplier to settle the share-based termination liability as of September 30, 2024.

The following assumptions were used to calculate the fair value of the share-based lease termination liability at December 31, 2023:

December 31, 2023
Fair value of Legacy Bolt common stock(1)	$4.08
Discount rate(2)	15%
Probability(3)	10% – 90%
Exchange ratio(4)	0.482

(1)	The fair value of Legacy Bolt common stock was determined by management with the assistance of an independent third-party valuation specialist.
(2)	The discount rate was the expected rate of return and was determined by management with the assistance of an independent third-party valuation specialist.
(3)	Scenario probability based on timing expectations of management that a qualified offering occurring was estimated at 90% and no qualified offering occurred was estimated at 10% at December 31, 2023.
(4)	The exchange ratio, as defined in the Merger Agreement relating to the Merger, represents the number of new public company shares provided in exchange for the shares owned by existing Company shareholders. The exchange ratio is calculated by dividing the number of shares of the new public company constituting the aggregate transaction consideration by the number of fully diluted shares of the Company.

8.	BORROWINGS

Senior Secured Notes

In October 2022, the Company and Ginkgo executed several concurrent agreements including a Senior Secured Note Purchase Agreement (the “Ginkgo Note Purchase Agreement”), an amendment to the 2021 Technical Development Agreement (“2021 TDA”), a 2022 Technical Development Agreement (“2022 TDA”), a Pledge and Security Agreement, and Trademark and Patent Security Agreements (see Note 14 – Commitments and Contingencies).

Under the terms of the Ginkgo Note Purchase Agreement, the Company issued and sold to Ginkgo and Ginkgo agreed to purchase senior secured notes (the “Senior Secured Notes”) on October 14, 2022 (the “Notes Issuance Date”), in the aggregate original stated principal amount of $30 million. Upon its execution, the Ginkgo Note Purchase Agreement required the Company to pay Ginkgo $10.0 million as an upfront payment for future technical services to be provided by Ginkgo under the 2022 TDA. The remainder of the proceeds from the Senior Secured Notes issuance may be used by the Company for working capital and general corporate purposes. The Senior Secured Notes mature on October 14, 2024 (the “Maturity Date”) or earlier upon an event of default as defined by the Ginkgo Note Purchase Agreement.

The Ginkgo Note Purchase Agreement initially required quarterly interest payments on the outstanding principal amount of the Notes, from the Notes Issuance Date until and including the Maturity Date, at a rate equal to the three-month United States Treasury Security Rate on the date three business days prior to the applicable quarterly payment date (defined as (i) the last business day of each fiscal quarter beginning on the first such date prior to issuance of the Senior Secured Notes and (ii) the maturity date), plus six percent. The Senior Secured Notes initially carried a default rate of interest, due upon the occurrence and during events of default, as defined in the Ginkgo Note Purchase Agreement, of an incremental three percent.

Principal payments were initially due quarterly, starting in the first quarter subsequent to a qualified equity issuance, as defined in the Ginkgo Note Purchase Agreement, for cash proceeds greater than or equal to $50.0 million (defined as the “Amortization Date”), through the Maturity Date. As of September 30, 2024, no principal payments have been made under the Ginkgo Note Purchase Agreement. Senior Secured Notes issued under the Ginkgo Note Purchase Agreement, once repaid or prepaid, may not be reborrowed. The Senior Secured Notes may be prepaid at any time without penalty or premium.

The Senior Secured Notes are collateralized by substantially all of the Company’s assets, and each of its legal subsidiaries’ tangible and intangible assets. The Senior Secured Notes contain customary covenants and events of default. Additionally, the Senior Secured Notes contains subjective acceleration clauses to accelerate the maturity date of the Senior Secured Notes in the event that a material adverse change has occurred within the business, operations, or financial condition of the Company. At September 30, 2024, the Company believes that the likelihood of the acceleration of the maturity date due to the subjective acceleration clauses is remote.

In December 2023, the Company entered into an amendment to modify the Ginkgo Note Purchase Agreement (“Ginkgo NPA Amendment”). Under the terms of the modification, $10.0 million of outstanding principal was exchanged for a $10.0 million convertible note (“Gingko Convertible Note”), which is subjected to the terms of the Bridge NPA as discussed in the next section. The remaining $20.0 million of outstanding principal, $0.1 million of unamortized issuance costs, and accrued interest of $1.7 million related to the outstanding principal, were exchanged for amended senior secured notes with a principal balance of $11.8 million (the “Amended Senior Note”), a nonexclusive right to license Bolt Threads’ intellectual property relating to Mylo (“IP Transfer”), and a reduction of the prepaid balance relating to the 2022 TDA by $5.4 million (collectively, the “2023 Ginkgo Amendment”). The Amended Senior Note increased the interest rate from the Senior Secured Notes from the existing rate of treasury rate plus 6% per annum to a fixed rate of 12% per annum. In addition, the Amended Senior Note extended the maturity date from October 14, 2024 per the Senior Secured Notes to December 31, 2027. The Company evaluated the Ginkgo NPA Amendment and determined that it was required to be accounted for as a troubled debt restructuring in accordance with ASC 470-60, Debt — Troubled Debt Restructurings by Debtors. As a result of the IP Transfer, the Company recognized a gain of $2.5 million in other income (expense), net on the interim condensed consolidated statement of operations and comprehensive loss during the year ended December 31, 2023. The Company recorded the Amended Senior Note at its net carrying value, which was calculated by taking the carrying value of the Senior Secured Notes immediately prior to the 2023 Ginkgo Amendment and reducing it by the fair value of assets transferred. The future undiscounted cash payments related to principal and interest exceed the carrying value of the Amended Senior Note upon issuance. Therefore, the Company did not record a gain on the restructuring of the Senior Secured Notes, and fees paid to third parties were expensed as incurred. The Company calculates and records interest expenses on the Amended Senior Note using the effective interest method.

On March 10, 2023, the Company entered into a Limited Waiver to Senior Secured Note Purchase Agreement (the “Initial Waiver”) to: (i) provide a waiver for the violation in which the Company failed to deliver the audited financial statements of the Company and its subsidiaries for the year ended December 31, 2022, and (ii) provide a waiver for the violation in which the Company failed to deliver the compliance certificate for the year ended December 31, 2022 during the period commencing as of June 30, 2023 and ending September 30, 2023. On November 2, 2023, the Company entered into a Limited Waiver to Senior Secured Note Purchase Agreement (the “Second Waiver”) to extend the waiver period of the Initial Waiver through December 31, 2023. On January 30, 2024, the Company entered into a Limited Waiver to Senior Secured Note Purchase Agreement (the “Third Waiver”) to extend the waiver period of the Second Waiver through February 29, 2024. At September 30, 2024 and December 31, 2023, the Company was not aware of any other violations of the covenants.

In April 2024, the Company and Ginkgo entered into the second amendment to the Ginkgo Note Purchase Agreement (the “Ginkgo Note Purchase Agreement Amendment No. 2”). Pursuant to the Ginkgo Note Purchase Agreement Amendment No. 2, the interest from the Ginkgo NPA Amendment effective date until the occurrence of the SPAC transaction (see Note 4 — Reverse Merger) shall be paid either entirely in cash or in kind by capitalizing and adding such accrued interest to the principal of the Amended Senior Notes at the option of the Company. In addition, upon the occurrence of the SPAC transaction, the Company shall prepay an aggregate principal amount of the Amended Senior Notes equal to the sum of (i) the product of (x) $250,000 and (y) the number of interest payments that were paid in kind, plus (ii) any accrued but unpaid interest amount. After the Merger consummation in August 2024, the Company paid $0.5 million in principal of the Amended Senior Notes in September 2024.

At December 31, 2023, the total outstanding principal balance under the Amended Senior Note was $11.8 million and had an effective interest rate of 8.3%. The carrying value of the Amended Senior Note was $13.3 million at December 31, 2023, and is included in long-term debt, non-current, in the interim condensed consolidated balance sheet.

At September 30, 2024, the total outstanding balance under the Amended Senior Notes was $12.0 million and had an effective interest rate of 8.3%. The carrying value of the Amended Senior Note was $13.3 million at September 30, 2024, and is included in long-term debt, non-current, in the interim condensed consolidated balance sheet.

For the three months ended September 30, 2024 and 2023, interest expense recognized on the Senior Secured Notes and Amended Senior Note was $0.3 million and $0.9 million, respectively. For the nine months ended September 30, 2024 and 2023, interest expense recognized on the Senior Secured Notes and Amended Senior Note was $0.9 million and $2.6 million, respectively. At September 30, 2024 and December 31, 2023, there was zero and an immaterial accrued interest, respectively, that is included within the accrued expenses and other current liabilities in the interim condensed consolidated balance sheets.

The following table summarizes the Company’s stated maturities and future scheduled principal repayments for the Amended Senior Notes at September 30, 2024 (in thousands):

For the remainder of the year ending December 31,	Amount
2024	$—
2025	—
2026	—
2027	11,959
Total debt principal payments	$11,959
Add: unamortized debt premium	1,320
Total Amended Senior Notes	$13,279

Bridge Financing Notes

In October 2023, the Company entered into a Merger Agreement with GAMC and Beam Merger Sub, Inc., a wholly owned subsidiary of GAMC (see Note 4 — Reverse Merger). Concurrently with the execution of the Merger Agreement, certain investors (the “PIPE Subscribers”), including the Sponsor, entered into subscription agreements (the “Original PIPE Subscription Agreements”) with GAMC (see Note 4 — Reverse Merger). In addition, each of the PIPE Subscribers also entered into a Note Purchase Agreement (“Bridge NPA”) with the Company. Pursuant to the Bridge NPA, the Company issued PIPE Subscribers convertible promissory notes (each, a “Bridge Convertible Note”) in the aggregate original stated principal amount of $7.0 million, out of which $2.0 million was issued to three related parties. The Bridge Convertible Notes accrue interest at 8% per annum, which is compounded quarterly. The Bridge Convertible Notes matured on October 4, 2024.

Upon the closing of a non-qualified financing, the outstanding principal and unpaid accrued interest of each Bridge Convertible Note shall, at the election of the majority Bridge Convertible Note holders, be converted into conversion shares. Upon the closing or series of related closings of a qualified financing, the outstanding principal and unpaid accrued interest of each Bridge Convertible Note shall be automatically and without requiring any PIPE Subscriber’s prior consent or approval converted into conversion shares. Immediately prior to the consummation of the Merger the outstanding principal and unpaid accrued interest of each Bridge Convertible Note automatically and without requiring any PIPE Subscriber’s prior consent or approval converted into conversion shares. In connection with the Merger transaction, all interest on the Bridge Convertible Notes ceased to accrue as of a date selected by the Company that is no more than 30 days prior to the consummation of the Merger, which was July 30, 2024.

The conversion price under the non-qualified financing conversion or qualified financing conversion is 80% of the lowest price paid per share for the equity securities sold by the Company in non-qualified financing or qualified financing. The conversion price under the Merger transaction is calculated by dividing 80% of the Company’s equity value of $250.0 million by the Company’s fully diluted shares.

In connection with the Bridge NPA, the Company also issued to certain PIPE Subscribers whose commitment is more than the Pro Rata Share with respect to such PIPE Subscribers a total of 1,336,723 warrants (the “Bridge Warrants”) to purchase shares of Common stock of the Company at an exercise price of $0.00339 per share. The Bridge Warrants were classified as a component of permanent stockholders’ equity within additional paid-in-capital and were recorded at the issuance date using a relative fair value allocation method in accordance with ASC 470-20. The Bridge Warrants were equity classified because they were freestanding financial instruments that were legally detachable and separately exercisable from the Bridge Convertible Notes, were immediately exercisable, did not embody an obligation for the Company to repurchase its shares, permit the holders to receive a fixed number of common shares upon exercise, are indexed to the Company’s Common stock and meet the equity classification criteria. In addition, such Warrants do not provide any guarantee of value or return.

As the proceeds received from this transaction are not representative of the aggregate fair value of the Bridge Convertible Notes and Bridge Warrants, the Company recorded the Bridge Convertible Notes at fair value of $7.0 million upon issuance and did not allocate any of the proceeds to the Bridge Warrants. In addition, the Company determined that the Bridge Warrants were issued to the counterparties in return for both (1) the purchase of the Bridge Convertible Notes upon issuance in October 2023, and (2) the binding commitment to purchase PIPE securities in the future. As a result, the Warrants were considered a cost incurred to entice the counterparties to participate in the Bridge Convertible Notes financing transaction and a future PIPE transaction. Therefore, the $17.6 million fair value of the Warrants was accounted for as issuance costs of $3.5 million and deferred financing costs of $14.1 million based on a relative fair value of the Bridge Convertible Notes and the PIPE transaction, respectively.

In February 2024, the Company issued to certain PIPE Subscribers convertible promissory notes (each, a “Second Bridge Convertible Note”) in the aggregate original stated principal amount of $5.0 million. The Second Bridge Convertible Notes are subject to the terms of the Bridge NPA. In addition, amounts of Second Bridge Convertible Notes reduced, on a dollar-for-dollar basis, the respective commitments of the PIPE Subscribers under the Original PIPE Subscription Agreements (see Note 4 — Reverse Merger). As such, $2.5 million of deferred transaction costs was recognized as issuance costs in general and administrative expenses within the interim condensed consolidated statement of operations and comprehensive loss based on a relative fair value of the Bridge Convertible Notes, the PIPE transaction, and the Second Bridge Convertible Notes.

In June 2024, the Company agreed to issue and sell to certain PIPE Subscribers convertible promissory notes (each, a “Third Bridge Convertible Note”) in the aggregate original stated principal amount of $17.7 million, (including the purchase of an additional $1.4 million of the Third Bridge Convertible Notes by the Sponsor, which was funded on July 1, 2024, and the purchase of an additional $2.4 million of the Third Bridge Convertible Notes by the Sponsor, which was funded on July 24, 2024). The Third Bridge Convertible Notes are subject to the terms of the Bridge NPA and have substantially the same terms as the Bridge Convertible Notes and Second Bridge Convertible Notes, except that the conversion price under the SPAC conversion is calculated by dividing 40% of the Company Value by the Fully-Diluted Shares immediately prior to the conversion. The Company issued and sold to certain PIPE Subscribers, including the Sponsor, the Third Bridge Convertible Notes in the aggregate principal amount of $13.7 million and $4.0 million in June 2024 and July 2024, respectively. In addition, amounts of Third Bridge Convertible Notes reduced, on a dollar-for-dollar basis, the respective commitments of the PIPE Subscribers under the Original PIPE Subscription Agreements and the 2024 PIPE Subscription Agreements (see Note 4 — Reverse Merger). As such, $8.9 million of deferred transaction costs was recognized as issuance costs in general and administrative expenses within the interim condensed consolidated statement of operations and comprehensive loss based on a relative fair value of the Bridge Convertible Notes, the PIPE transaction, the Second Bridge Convertible Notes, and the Third Bridge Convertible Notes.

In June 2024, the Company entered into the Second Amendment to the Note Purchase Agreement (“Second Bridge NPA”). Pursuant to the Second Bridge NPA, the conversion price for the First Bridge Notes, the Gingko Bridge Note, and the Second Bridge Notes under the SPAC conversion was automatically adjusted from 80% to 40%. The Company evaluated the Second Bridge NPA in accordance with ASC 470-50 and concluded that the amendment should be accounted for as a debt extinguishment because of a substantial change to the conversion feature. The total fair value of the Bridge Convertible Notes, the Gingko Convertible Note, and the Second Bridge Convertible Notes on the date of the amendment was approximately $52.7 million, which resulted in the recognition of a loss on extinguishment of approximately $26.4 million on the Company’s interim condensed consolidated statements of operations for the nine months ended September 30, 2024.

As discussed in Note 4, immediately prior to the effective time of the Merger, each Convertible Note automatically converted into shares of Common stock in accordance with the Merger Agreement and the Bridge NPA. Prior to this conversion, the Company remeasured the fair value of the Convertible Notes resulting in a final fair value of $102.2 million by using the conversion price under the Second Bridge NPA. After this conversion, the converted shares reclassed into equity classified instruments. Therefore, the balances for Convertible notes, current and Related party convertible notes, current were removed, and additional paid-in capital was increased by $102.2 million to account for the conversion of the Convertible Notes.

At December 31, 2023, the fair value of the convertible notes and the related party convertible notes was $15.6 million and $2.1 million, respectively.

The following assumptions were used to calculate the fair value of the Convertible Notes at December 31, 2023:

	Scenario 1	Scenario 2
Probability of each scenario(1)	90%	10%
Expected remaining term (years)(2)	0.5	0.76
Implied discount rate(3)	25.8%	25.8%

(1)	The probability of each scenario is based on timing expectations of management that a qualified offering occurring at December 31, 2023 was estimated at 90% and no qualified offering occurred was estimated at 10%.
(2)	The expected remaining term represents the period of time that Bridge Convertible Notes are expected to be converted.
(3)	The implied discount rate was the expected rate of return and was determined by management with the assistance of an independent third-party valuation specialist.

Promissory Note — Related Party

In connection with the Merger, the Company assumed an unsecured promissory note (“Promissory Note”) issued to the Sponsor, a related party, in the aggregate amount of $0.6 million. The Promissory Note bears no interest and the principal balance is payable on the date of the consummation of the initial business combination. In August 2024, the Company repaid the entire outstanding balance of $0.6 million.

Convertible Promissory Note — Related Party

In connection with the Merger, the Company assumed a convertible promissory note (“Convertible Promissory Note”) issued to the Sponsor, a related party, in the aggregate amount of $2.3 million. The Convertible Promissory Note bears no interest and the principal balance is payable on the date of the consummation of the initial business combination. At the Sponsor’s discretion, the promissory note may be converted into warrants of the post-Business Combination entity at a price of $1.50 per warrant, provided that the aggregate of such warrants does not exceed 1,000,000 warrants. The warrants would be identical to the Private Placement Warrants (see Note 9 – Warrants). In August 2024, the Company repaid the entire outstanding balance of $2.3 million.

9.	WARRANTS

Bridge Warrants

In connection with the Bridge Convertible Notes issued in October 2023 (see Note 8 — Borrowings), the Company issued warrants to purchase 1,336,723 shares of Common stock exercisable at $0.00339 per share. The Bridge Warrants are classified as a component of equity and are immediately exercisable at issuance. The warrants expire on the earlier of: (1) the fifth anniversary; (2) immediately prior to the consummation of a change of control; or (3) immediately prior to the consummation of a SPAC transaction.

All issued Bridge Warrants were outstanding at December 31, 2023. As discussed in Note 4, immediately prior to the closing of the Merger in August 2024, all issued and outstanding Bridge Warrants were net exercised into shares of the Company’s Common stock.

Private Warrants

In connection with the Company’s various historical debt and equity financing arrangements, the Company issued convertible preferred stock warrants to purchase shares of its various Series of convertible preferred stock.

The convertible preferred stock warrants are classified as liabilities, with changes in fair value recorded through earnings, as the underlying convertible preferred shares can be redeemed by the holders of these shares upon the occurrence of certain events that are outside of the control of the Company.

As discussed in Note 4, immediately prior to the consummation of the Merger in August 2024, each issued and outstanding convertible preferred stock warrant to purchase Legacy Bolt Convertible Preferred Stock converted into a warrant to purchase shares of the Company’s Common stock, with each warrant subject to the same terms and conditions as were applicable to the original warrant and having an exercise price and number of shares of Common stock purchasable based on the Exchange Ratio and other terms contained in the Merger Agreement (the “Private Warrants Conversion”).

After the Private Warrants Conversion, Private Warrants are indexed to the Company’s own stock, and they were therefore reclassed into equity classified instruments. Prior to the Private Warrants Conversion, the Company remeasured the convertible preferred stock warrant liability resulting in a final warrant value of $0.2 million. Therefore, the convertible preferred stock warrant liability for these warrants was removed and additional paid-in capital was increased by $0.2 million to account for the equity reclassification.

The following assumptions were used to calculate the fair value of the convertible preferred stock warrant liability at December 31, 2023 under PWERM:

December 31, 2023
Fair value of Legacy Bolt common stock(1)	$4.08
Discount rate(2)	15%
Probability(3)	10% – 90%
Exercise Price(4)	$0.00 – $4.35
Expected term (in years)(5)	0.50 years

(1)	The fair value of Legacy Bolt common stock was determined by management with the assistance of an independent third-party valuation specialist.
(2)	The discount rate was the expected rate of return and was determined by management with the assistance of an independent third-party valuation specialist.
(3)	Scenario probability based on timing expectations of management that a qualified offering occurring at December 31, 2023 was estimated at 90% and no qualified offering occurred was estimated at 10%.
(4)	The warrants have varying exercise prices, with certain warrants having an exercise price higher than the value of the Company’s common shares at the time of valuation.
(5)	The expected term represents the period of time that warrants granted are expected to be outstanding.

The following table represents the Private Warrants outstanding at September 30, 2024:

	Issued Date	Exercise Price	Number of shares	Expiration Date
Series A	January 2013	$3.16792	12,626	January 2028
Series B	June 2015	11.49921	8,696	June 2030
Series E	July 2022	64.24741	15,564	July 2029
Total			36,886

The following table represents the convertible preferred stock warrants outstanding at December 31, 2023:

	Issued Date	Exercise Price	Number of shares	Expiration Date
Series A	January 2013	$3.16792	12,626	January 2028
Series B	June 2015	11.49921	8,696	June 2030
Series C	July 2017	28.72761	5,865	July 2024
Series D	September 2017	54.38991	44,122	September 2024
Series E	July 2022	64.24741	15,564	July 2029
Total			86,873

Public Warrants

Private Placement Warrants – Related Party

In connection with the Company’s Merger in August 2024 (see Note 4 – Reverse Merger), the Company assumed 5,000,000 warrants to purchase the Company’s Common stock (the “Private Placement Warrants”), which were issued to the Sponsor, a related party, with an exercise price of $11.50 per warrant.

The Private Placement Warrants are identical to the Public Placement Warrants discussed in the next section, except that if held by the Sponsor or its permitted transferees, they (i) may be exercised on a cashless basis and (ii) are not subject to redemption. If the Private Placement Warrants are held by holders other than the Sponsor or its permitted transferees, then the Private Placement Warrants will be redeemable by the Company and exercisable by the holders on the same basis as Public Placement Warrants, if price per share is less than $18.00. In addition, the Private Placement Warrants (and the shares of Common stock issuable upon exercise of such Private Placement Warrants) may not be transferred, assigned, or sold until 30 days after the completion of the Company’s Merger, subject to certain limited exceptions.

Public Placement Warrants

In connection with the Company’s Merger in August 2024 (see Note 4 – Reverse Merger), the Company assumed 9,583,333 warrants to purchase the Company’s Common stock (the “Public Placement Warrants” and together with the Private Placement Warrants, the “Public Warrants”), with an exercise price of $11.50 per warrant. Public Warrants may only be exercised for a whole number of shares.

The Public Warrants would become exercisable on the later of (a) 30 days after the completion of a Business Combination and (b) 12 months from the closing of the Initial Public Offering. The Public Warrants would expire five years after the completion of a Business Combination or earlier upon redemption or liquidation. As discussed in Note 4, the Company completed the Merger on August 13, 2024. Therefore, all issued and outstanding Public Warrants become exercisable after September 13, 2024. The Public Warrants expire on August 13, 2029.

In addition, the Company has agreed that as soon as practicable, but in no event later than 20 business days after the closing of a Merger, the Company would use its commercially reasonable efforts to file with the SEC, and within 60 business days following a Merger to have declared effective, a registration statement covering the issuance of the shares of Common stock issuable upon exercise of the warrants and to maintain a current prospectus relating to those shares of Common stock until the warrants expire or are redeemed. Following the Merger consummation, the Company filed such registration statement on September 19, 2024 with the SEC to cover the issuance of the shares of Common stock issuable upon exercise of the Public Warrants.

Notwithstanding the above, if the Common stock is at the time of any exercise of a warrant not listed on a national securities exchange such that it satisfies the definition of a “covered security” under Section 18(b)(1) of the Securities Act, the Company may, at its option, require holders of Public Warrants who exercise their warrants to do so on a “cashless basis” in accordance with Section 3(a)(9) of the Securities Act and, in the event the Company so elects, the Company will not be required to file or maintain in effect a registration statement, but will use its commercially reasonable efforts to register or qualify the shares under applicable blue sky laws to the extent an exemption is not available.

Redemption

Redemption of Public Warrants when the price per share of Common stock equals or exceeds $18.00. The Company may redeem the outstanding Public Warrants (except as described herein with respect to the Private Placement Warrants):

●	in whole and not in part.

●	at a price of $0.01 per warrant.

●	upon a minimum of 30 days’ prior written notice of redemption, or 30-day redemption period, to each warrant holder; and

●	if, and only if, the last reported sale price of the Common stock equals or exceeds $18.00 per share (as adjusted for stock splits, stock capitalizations, reorganizations, recapitalizations and the like) for any 20 trading days within a 30-trading day period ending on the third trading day prior to the date on which the Company sends the notice of redemption to the warrant holders.

When the Public Warrants become redeemable by the Company, the Company may exercise its redemption right even if it is unable to register or qualify the underlying securities for sale under all applicable state securities laws.

Redemption of Public Warrants when the price per share of Common stock equals or exceeds $10.00. Commencing ninety days after the Public Warrants become exercisable, the Company may redeem the outstanding warrants:

●	in whole and not in part.

●	at a price of $0.10 per warrant if holders will be able to exercise their warrants on a cashless basis prior to redemption and receive that number of shares of Common stock based on the redemption date and the fair market value of the Common stock.

●	upon a minimum of 30 days’ prior written notice of redemption.

●	if, and only if, the last reported sale price of the Common stock equals or exceeds $10.00 per share (as adjusted for stock splits, stock dividends, reorganizations, recapitalizations and the like) on the trading day prior to the date on which the Company sends the notice of redemption to the warrant holders.

●	if, and only if, the Private Placement Warrants are also concurrently called for redemption on the same terms as the outstanding Public Warrants, as described above; and

●	if, and only if, there is an effective registration statement covering the issuance of the shares of Common stock issuable upon exercise of the warrants and a current prospectus relating thereto available throughout the 30-day period after written notice of redemption is given.

If the Company calls the Public Warrants for redemption, as described above, its management will have the option to require any holder that wishes to exercise the Public Warrants to do so on a “cashless basis,” as described in the warrant agreement. The exercise price and number of Common stock issuable upon exercise of the Public Warrants may be adjusted in certain circumstances including in the event of a share dividend, extraordinary dividend or recapitalization, reorganization, merger or consolidation. However, except as described below, the Public Warrants will not be adjusted for issuances of Common stock at a price below its exercise price. Additionally, in no event will the Company be required to net cash settle the Public Warrants.

The Public Placement Warrants and Private Placement Warrants are classified as public placement warrant liability and related party private placement warrant liability, respectively, in accordance with ASC 815-40-15 since the Public Warrants do not meet the criteria for equity treatment and must be recorded as liabilities. These liabilities are subject to remeasurement at each balance sheet date until exercised with changes in fair value recorded through earnings (see Note 5 – Fair Value Measurements).

All issued Public Warrants of 14,583,333 were outstanding at September 30, 2024.

The key inputs for the Monte Carlo simulation model to value the Public Warrants at September 30, 2024 were as follows:

September 30, 2024
Stock price	$0.82
Exercise price	$11.50
Redemption Threshold	$18.00
Effective expiration date	August 13, 2029
Term (years)	4.87
Volatility	86%
Risk-free rate	3.52%

10.	CONVERTIBLE PREFERRED STOCK

In October 2023, the Company amended and restated the articles of incorporation to add a conversion feature to the convertible preferred stock. Pursuant to the amendment, all outstanding convertible preferred stock automatically converts into the same number of shares of Common stock upon the consummation of the Merger with GAMC. In addition, if any holder of shares of convertible preferred stock did not participate in a financing event within the time specified by the Company by (i) purchasing the Bridge Convertible Notes (see Note 8 — Borrowings) equal to at least 20% of such holder’s Pro Rata Share and (ii) entering into the Original PIPE Subscription Agreement (see Note 4 — Reverse Merger) equal to at least 80% of such holder’s Pro Rata Share (collectively, the sum of (i) and (ii) is referred to as the “Commitment” with respect to each such holder), then the applicable portion of the shares of convertible preferred stock held by such holder automatically converted into shares of Common stock at a ratio of one share of Common stock for every ten shares of convertible preferred stock, with any remaining fraction being cancelled. The applicable portion of the shares of convertible preferred stock was calculated by multiplying the aggregate number of shares of convertible preferred stock held by such holder immediately prior to the initial closing of the financing of the Bridge Convertible Notes by a fraction, the numerator of which was equal to the dollar amount, if positive, by which such holder’s Pro Rata Share exceeds such holder’s Commitment, and the denominator of which was equal to such holder’s Pro Rata Share.

This amendment of the conversion feature was determined to be significant using the qualitative approach. As such, the Company accounted for the amendment as an extinguishment of the outstanding convertible preferred stock and recorded a gain on extinguishment of $216.4 million on the date of the filing of amended and restated articles of incorporation. The gain on the extinguishment of the convertible preferred stock was calculated by taking the difference between the net carrying value of $339.2 million of convertible preferred stock immediately prior to the amendment of the conversion feature and the fair value of $122.8 million of the new convertible preferred stock that for accounting purposes was deemed to be issued in connection with the amended and restated articles of incorporation. The gain on extinguishment was recorded as a deemed contribution in equity and was recorded as a decrease to the net loss attributable to Common stockholders during the fourth quarter for the year ended December 31, 2023, and as an increase to additional paid-in capital.

In November 2023, the time for convertible preferred stockholders to participate in a financing event elapsed, which resulted in 2,482,334 shares of convertible preferred stock converted into 248,209 shares of Common stock during the fourth quarter for the year ended December 31, 2023.

As discussed in Note 4, immediately prior to the consummation of the Merger in August 2024, each share of Legacy Bolt Convertible Preferred Stock automatically converted into shares of Common stock of Legacy Bolt in accordance with the Merger Agreement. In addition, the Company filed its restated amended certificate of incorporation, which authorized the issuance of up to 50,000,000 shares of preferred stock with a par value of $0.0001 per share.

At December 31, 2023, the authorized, issued, and outstanding convertible preferred stock (collectively, the “Convertible Preferred Stock”) consisted of the following (in thousands, except share and per share amounts):

	Shares authorized	Shares issued and outstanding	Original Issue Price	Net proceeds	Aggregate liquidation preference
Series A(1)	1,631,226	1,573,999	$3.1680	$4,924	$4,986
Series B	2,834,955	2,511,007	11.4994	28,785	28,875
Series C	1,708,298	1,498,516	28.7280	42,921	43,049
Series D	2,424,334	1,312,722	54.3907	69,453	71,400
Series E(2)	3,951,628	1,152,329	64.2483	73,092	74,035
	12,550,441	8,048,573		$219,175	$222,345

(1)	Includes 56,080 shares of Series A convertible preferred stock issued at a price of $3.01 per share, representing a 5% discount from the original issuance price, from simultaneous extinguishment of convertible notes.
(2)	Includes 838,702 shares of Series E convertible preferred stock issued at a price of $54.61 per share, representing a 15% discount from the original issuance price, from simultaneous extinguishment of convertible notes.

11.	STOCK-BASED COMPENSATION

Common Stock

As discussed in Note 4, in connection with the Merger consummation, the Company filed its restated amended certificate of incorporation, which authorized the issuance of up to 500,000,000 shares of Common stock with a par value of $0.0001 per share.

At September 30, 2024 and December 31, 2023, there were 500,000,000 and 18,858,216 shares of Common stock authorized, respectively, and 32,337,550 and 3,335,864 shares issued and outstanding, respectively. Holders of Common stock are entitled to receive dividends whenever funds are legally available and when declared by the Board of Directors, subject to the priority rights of holders of all series of convertible preferred stock outstanding. Holders of Common stock are entitled to one vote for each share of Common stock held at all meetings of stockholders.

Common stock reserved for issuance at September 30, 2024 and December 31, 2023, was as follows:

	September 30, 2024	December 31, 2023
Series A convertible preferred stock	–	1,573,999
Series B convertible preferred stock	–	2,511,007
Series C convertible preferred stock	–	1,498,516
Series D convertible preferred stock	–	1,312,722
Series E convertible preferred stock	–	1,152,329
Warrants outstanding for future issuance of convertible preferred stock	–	86,877
Warrants outstanding for future issuance of Common stock	14,620,219	1,337,169
Stock options and restricted stock units	1,619,160	1,657,017
Stock options and restricted stock units available for future issuance	6,921,918	670,477
Total shares of Common stock reserved	23,161,297	11,800,113

Equity Incentive Plan

Under the 2009 Equity Incentive Plan (the “2009 Plan”), the 2019 Equity Incentive Plan (the “2019 Plan”), and the 2024 Equity Incentive Plan (the “2024 Plan” and together with the 2009 Plan and 2019 Plan, “the Plans”), the Company may grant stock options (both service-based and performance milestone-based) to employees and non-statutory stock options, restricted share awards (“RSAs”) and restricted stock units (“RSUs”) to employees, officers, and non-employee directors and consultants of the Company. Under the Plans, stock options may be immediately exercisable subject to repurchase or may be exercisable as determined by the Board of Directors. The Company has not allowed for early exercises of options under the Plans. Additionally, to date, the Company has not issued RSAs under the Plans. At September 30, 2024 and December 31, 2023, there were options outstanding to purchase a total of 537,998 shares of Common stock under the Plans, respectively, and 1,081,162 and 1,117,835 unvested RSUs, respectively. At September 30, 2024 and December 31, 2023, 6,921,918 and 670,477 shares of Common stock were available for issuance for either option or RSU grants under the 2019 Plan and 2024 Plan, respectively.

Service-based Stock Options

Option award activity for service-based stock options granted at September 30, 2024, was as follows:

	Number of options outstanding	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Life (Years)	Aggregate Intrinsic Value (in thousand)
Balances at January 1, 2024	435,857	$17.60	4.8	$754
Granted	—	—	—	—
Exercised	—	—	—	—
Expired	—	—	—	—
Forfeited	—	—	—	—
Balances at September 30, 2024	435,857	$17.60	4.0	$—
Vested and exercisable at September 30, 2024	427,540	$17.41	4.0	$—

Stock options that vested during the nine months ended September 30, 2024, had a weighted-average grant date fair value of $7.89. As reflected in the table above, no service-based options were granted or exercised during the nine months ended September 30, 2024. There were 8,316 service-based unvested options at September 30, 2024 and $0.1 million of remaining unrecognized stock-based compensation expense, which is expected to be recognized over the weighted-average period of 0.8 years.

Performance Milestone-based Stock Options

Option award activity for performance milestone-based stock options granted at September 30, 2024, was as follows:

	Number of options outstanding	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Life (Years)	Aggregate Intrinsic Value (in thousands)
Balances at January 1, 2024	102,141	$20.85	6.6	$—
Granted	—	—	—	—
Exercised	—	—	—	—
Expired	—	—	—	—
Forfeited	—	—	—	—
Balances at September 30, 2024	102,141	$20.85	5.8	$—
Vested and exercisable at September 30, 2024	34,047	$20.85	5.8	$—

As reflected in the table above, no performance milestone-based options were granted or exercised during the nine months ended September 30, 2024. The total grant date fair value of performance milestone-based options that vested during the nine months ended September 30, 2024 was immaterial. There were 68,094 of performance milestone-based unvested options and total unrecognized compensation costs were immaterial at September 30, 2024.

Restricted Stock Units

A summary of the Company’s RSU activity and related information is as follows:

	Number of RSUs Outstanding	Weighted-Average Grant Date Fair Value Per Share
Balances at January 1, 2024	1,117,835	$13.64
Granted	928,266	10.38
Vested	(964,939)	14.07
Forfeited	—	—
Balances at September 30, 2024	1,081,162	$10.45

The RSUs have both a service-based condition or a performance milestone-based condition(s) and a liquidity event condition. The total RSU vesting expense was $14.9 million for both the three and nine months ended September 30, 2024 as the Company deferred recognizing expenses until the Closing Date of the Merger. As of September 30, 2024, the Company had $10.0 million of future expense to be recognized relating to the RSU’s which still require satisfaction of the service condition, which is expected to be recognized over the weighted-average period of 1.5 years.

Stock-Based Compensation

The following table summarizes stock-based compensation expense recorded in each component of operating expenses in the Company’s interim condensed consolidated statements of operations and comprehensive loss (in thousands):

	Three Months Ended September,		Nine Months Ended September,
	2024	2023	2024	2023
Research and development	$3,224	$—	$3,224	$4
Sales and marketing	758	—	758	1
General and administrative	10,961	98	11,156	540
Total stock-based compensation expense	$14,943	$98	$15,138	$545

12.	INCOME TAXES

The Company’s provision from income taxes for interim periods is determined using its effective tax rate that arise during the period. The Company’s quarterly tax provision is subject to variation due to several factors, including variability in pre-tax income (or loss), the mix of jurisdictions to which such income relates, changes in how the Company does business, and tax law developments.

The Company’s effective tax rate for the three and nine months ended September 30, 2024, and the same periods in the prior year differs from the U.S. statutory rate of 21% as a result of our U.S. losses for which no benefit will be realized, as well as state taxes and our foreign operations which are subject to tax rates that differ from those in the United States. Income tax provision was zero for the three and nine months ended September 30, 2024, and immaterial for the three and nine months ended September 30, 2023. This resulted in an effective tax rate of 0.0% for the three and nine months ended September 30, 2024, and 0.0% for the three and nine months ended September 30, 2023.

There were no material changes to the Company’s unrecognized tax benefits during the three and nine months ended September 30, 2024, and the Company does not expect to have any significant changes to unrecognized tax benefits through the end of the fiscal year.

13.	LEASES

During September 2023, the Company negotiated a contingent lease termination agreement with its landlord for the Berkeley facility lease. If the Company issues 600,000 shares of the new public company to its landlord after the closing of the Merger transaction with GAMC, the Berkeley lease facility will be considered terminated as of September 10, 2023 pursuant to the lease termination agreement. The Company recognized $4.8 million as a liability owed by the Company to its landlord in exchange for terminating its lease agreement early when the termination occurred. As discussed in Note 7, the Company issued 600,000 shares to its landlord after the Closing Date to settle the share-based termination liability as of September 30, 2024.

In August 2024, the Company entered into an agreement with its landlord in the Netherlands to terminate its remaining operating leases, by agreeing to pay $0.2 million to terminate the remaining term of its leases. Pursuant to the termination, the Company recognized a gain on lease termination of $2.0 million during the three and nine months ended September 30, 2024 on the interim condensed consolidated statements of operations and comprehensive loss and derecognized all the remaining operating lease liabilities on the interim consolidated statements of balance sheets at September 30, 2024.

Finance leases were not material at September 30, 2024 and December 31, 2023.

The components of the net lease costs reflected in the Company’s interim condensed consolidated statements of operations and comprehensive loss for the three and nine months ended September 30, 2024 and 2023 were as follows (in thousands):

	Three Months Ended September,		Nine Months Ended September,
	2024	2023	2024	2023
Operating lease costs	$25	$714	$103	$2,628
Variable lease costs	11	262	28	1,222
Short-term lease costs	8	23	49	115
Total lease costs	$44	$999	$180	$3,965

The weighted average remaining lease term and weighted average discount rate related to the Company’s ROU assets and lease liabilities for its operating leases at December 31, 2023, were as follows:

December 31, 2023
Weighted-average remaining lease term (in years)	8.75
Weighted-average discount rate	6.8%

Supplemental information concerning the cash flow impact arising from the Company’s leases recorded in the Company’s interim condensed consolidated statements of cash flows is detailed in the following table for the nine months ended September 30, 2024 and 2023 (in thousands):

	Three Months Ended September,		Nine Months Ended September,
	2024	2023	2024	2023
Cash paid for amounts included in the measurement of lease liabilities	$29	$661	$208	$2,365

14.	COMMITMENTS AND CONTINGENCIES

Litigation

From time to time, the Company may become involved in various litigation and administrative proceedings relating to claims arising from its operations in the normal course of business. Management believes that the ultimate resolution of any such matters will not have a material adverse effect on the financial position or results of operations of the Company.

Commitments and Contingencies

Liabilities for loss contingencies arising from claims, assessments, litigation, fines, and penalties and other sources are recorded when it is probable that a liability has been incurred and the amount can be reasonably estimated. Legal costs incurred in connection with loss contingencies are expensed as incurred.

Technical Development Agreement

During the year ended December 31, 2021, the Company entered into a 2021 TDA with Ginkgo. Under the 2021 TDA, the Company and Ginkgo will collaborate on certain projects that will use Ginkgo’s expertise in strain engineering and lab-scale fermentation processes, referred to as “technical services”. Ginkgo provided the Company with a credit of $5 million to apply against technical services under the 2021 TDA. In December 2023, the Company and Gingko entered into a termination agreement to terminate the 2021 TDA. At September 30, 2024 and December 31, 2023, the Company had no remaining credit to be applied against future technical services under the 2021 TDA.

As disclosed in Note 7 – Borrowings, in October 2022, the Company and Ginkgo executed several concurrent agreements including the Ginkgo Note Purchase Agreement, the amendment to the 2021 TDA, the 2022 TDA, a Pledge and Security Agreement, and Trademark and Patent Security Agreements.

Under the 2022 TDA and the amendment to the 2021 TDA, (collectively the “TDAs”), the Company and Ginkgo will continue to collaborate on certain projects using Ginkgo’s expertise in specialized engineering and lab-scale fermentation processes, for both b-silk and Mylo products. The TDAs include a royalty payment obligation based on future net sales if and when the first commercial sale of the products developed and improved under the TDAs occurs. Royalty payments, due in cash, are based on defined royalty rates for each country or jurisdiction in which the sale is made. In certain instances, a lump sum royalty payment may be due for a particular product, in which case no further royalty payments is required. At September 30, 2024, the Company has not accrued a liability for royalty payment as no payment obligation or commercial sale of the products developed and improved under the TDAs has occurred.

Upon its execution, the Ginkgo Note Purchase Agreement required the Company to pay Ginkgo $10.0 million as an upfront payment for future technical services to be provided by Ginkgo under the 2022 TDA. As disclosed in Note 7 – Borrowings, in December 2023, the Company and Ginkgo executed the Ginkgo NPA Amendment to reduce the prepaid balance relating to the 2022 TDA by $5.4 million. At September 30, 2024 and December 31, 2023, the Company had $3.6 million and $4.1 million, respectively, in credit remaining to be applied against future technical services under the 2022 TDA, which is recorded within prepaid expenses and other current assets and other non-current assets within the interim condensed consolidated balance sheets.

Founder Shares – Related Party

The Sponsor has agreed, subject to limited exceptions, not to transfer, assign or sell any of its 7,047,500 shares of Common stock (the “Founder Shares”) of the Company until the earlier to occur of (A) one year after the completion of a Merger and (B) subsequent to a Merger, (x) if the last reported sale price of the Common Stock equals or exceeds $12.00 per share (as adjusted for stock splits, stock capitalizations, reorganizations, recapitalizations and the like) for any 20 trading days within any 30-trading day period commencing at least 150 days after a Merger, or (y) the date on which the Company completes a liquidation, merger, capital stock exchange or other similar transaction that results in all of the Public Stockholders having the right to exchange their shares of Common stock for cash, securities or other property.

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

Any redemption or other repurchase that occurs after December 31, 2022, in connection with a Merger, extension vote or otherwise, may be subject to the excise tax. Whether and to what extent the Company would be subject to the excise tax in connection with a Merger, extension vote or otherwise would depend on a number of factors, including (i) the fair market value of the redemptions and repurchases in connection with the Merger, extension or otherwise, (ii) the structure of a Merger, (iii) the nature and amount of any “PIPE” or other equity issuances in connection with a Merger (or otherwise issued not in connection with a Merger but issued within the same taxable year of a Merger) and (iv) the content of regulations and other guidance from the Treasury.

During the second quarter, the Internal Revenue Service (“IRS”) issued final regulations with respect to the timing and payment of the excise tax.  Pursuant to those regulations, the Company would need to file a return and remit payment for any liability incurred during the period from January 1, 2023 to December 31, 2023 on or before October 31, 2024.

The Company is currently evaluating its options with respect to payment of this obligation, which is the excise tax payable on the interim condensed consolidated balance sheets. If the Company is unable to pay its obligation in full, it will be subject to additional interest and penalties which are currently estimated at 10% interest per annum and a 5% underpayment penalty per month or portion of a month up to 25% of the total liability for any amount that is unpaid from November 1, 2024 until paid in full. The Company did not pay the excise tax payable by October 31, 2024, and intends to seek a payment plan.

Cost Reduction Plan

On January 24, 2023, the Company’s Board of Directors approved a reduction in force of the Company’s workforce of up to 30 employees, effective on February 3, 2023. Employees affected by the Cost Reduction Plan obtained involuntary termination benefits that are provided pursuant to a one-time benefit arrangement.

During the three months ended September 30, 2024 and 2023, the Company incurred restructuring costs of zero and $0.2 million. During the nine months ended September 30, 2024 and 2023, the Company incurred restructuring costs of zero and $3.9 million, respectively, consisting of employee related costs, including severance, benefits, equity compensation, contract termination costs and other costs. Of the total costs, $0.1 million are non-cash expenses related to the extension of post termination exercise periods of stock options.

The following table summarizes the Company’s restructuring liability at September 30, 2024 (in thousands):

Restructuring liability
Balance at January 1, 2024	$240
Amounts paid or otherwise settled during the period	(240)
Balance at September 30, 2024	$—

During the period ended September 30, 2024, the Company paid all the remaining restructuring liability.

Supply Agreement

In August 2022, the Company entered into an Amended and Restated Manufacturing and Supply Agreement, referred to as the “Supply Agreement” with a supplier to procure appropriate raw materials, including pasteurized plant-based organic substrate. Under this Supply Agreement, the supplier rented an additional farm in the Netherlands beginning in 2023. During the test and commissioning phase of this farm, the Company has agreed to pay the supplier a fixed amount of $0.1 million per week for compensation of startup costs. These startup funding payments are capped at $1.1 million in the aggregate. During the three and nine months ended September 30, 2024 and 2023, the Company did not make any payments related to this agreement.

On October 19, 2023, the Company entered into a settlement agreement with its supplier. If the Company pays the supplier $1.0 million and issues 150,000 shares of the new public company to the supplier after the closing of the Merger transaction with GAMC, the Supply Agreement will be considered terminated as of July 13, 2023 pursuant to the settlement agreement. The Company recognized $1.2 million as a share-based termination liability owed by the Company to its supplier in exchange for terminating its Supply Agreement early upon the execution of the agreement during the fourth quarter of the year ended December 31, 2023. The Company also recognized a loss on supply agreement termination of $2.2 million, which is included in the interim condensed consolidated statements of operations and comprehensive loss when the termination occurred during the fourth quarter for the year ended December 31, 2023.

During the fourth quarter of the year ended December 31, 2023, the Company paid $0.6 million related to the settlement agreement. At December 31, 2023, the supply agreement termination liability is included in accounts payable and share-based termination liability on the interim condensed consolidated balance sheets of $0.4 million and $1.3 million, respectively.

During the nine months ended September 30, 2024, the Company issued 150,000 shares to the supplier and paid $0.4 million related to the settlement agreement. At September 30, 2024, the related supply agreement termination liability is zero.

15.	BASIC AND DILUTED NET INCOME (LOSS) PER SHARE

The following table sets forth the computation of basic and diluted net income (loss) per share attributable to common stockholders (in thousands, except share and per share amounts):

	Three Months Ended September,		Nine Months Ended September,
	2024	2023	2024	2023
Numerator:
Net income (loss) attributable to common stockholders, basic and dilutive	$6,392	$(5,552)	$(59,134)	$(50,050)
Denominator:
Weighted-average common shares outstanding, basic	19,908,205	3,087,760	9,788,196	3,087,760
Add: Options, with dilutive impact only	20,655	—	—	—
Add: Private Warrants, with dilutive impact only	6,488	—	—	—
Weighted-average shares outstanding, dilutive	19,935,348	3,087,760	9,788,196	3,087,760

The following securities were excluded due to their anti-dilutive effect on net income (loss) per share attributable to common stockholders recorded in each of the periods:

	Three Months Ended September,		Nine Months Ended September,
	2024	2023	2024	2023
Convertible preferred stock on an as-converted basis	—	10,530,907	—	10,530,907
Unvested RSU’s	1,081,162	—	1,081,162	—
Warrants to purchase preferred stock on an as-converted basis	—	86,873	—	86, 873
Warrants to purchase common stock	14,613,731	—	14,620,219	—
Stock options outstanding	415,202	1,283,922	435,857	1,283,922
Total	16,110,095	11,901,702	16,137,238	11,901,702

At September 30, 2023, no RSUs were vested as they did not meet the performance condition at the end the reporting period for the three and nine months ended September 30, 2023. In addition, outstanding stock options with performance conditions were not vested as the performance conditions were not met at September 30, 2024 and 2023. As the conditions were not satisfied at the end of each reporting period, the unvested shares were excluded when calculating diluted net income (loss) per share.

16.	SUBSEQUENT EVENTS

The Company has evaluated all events and transactions that occurred after September 30, 2024 through the filing of this Quarterly Report on Form 10-Q and determined that there have been no events that have occurred that would require adjustment to disclosures in the unaudited interim condensed consolidated financial statements except as disclosed below.

Nasdaq listing rules require listed securities to maintain a minimum bid price of $1.00 per share. On November 6, 2024, the Company received a written notice from Nasdaq (the “Bid Price Notice”) indicating that it was not in compliance with the $1.00 minimum bid price requirement set forth in Nasdaq Listing Rule 5450(a)(1) for continued listing. The Bid Price Notice does not result in the immediate delisting of the Company’s Common stock from the Nasdaq Capital Market. The Bid Price Notice indicated that the Company has 180 calendar days (or until May 5, 2025) in which to regain compliance. In the event the Company does not regain compliance by May 5, 2025, the Company may be eligible for an additional 180-calendar-day compliance period. There can be no assurance that the Company would be granted additional time to regain compliance following the initial 180-day period, if needed, or that the Nasdaq would grant a request by the Company for continued listing subsequent to any delisting notification.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis provide information that our management believes is relevant to an assessment and understanding of our consolidated results of operations and financial condition. The discussion should be read together with the unaudited interim condensed consolidated financial statements as of September 30, 2024 and for the three and nine months ended September 30, 2024 and 2023, and the respective notes thereto, included elsewhere in this report. This discussion may contain forward-looking statements based upon current expectations that involve risks and uncertainties. See “Cautionary Note Regarding Forward-Looking Statements” in this report. Our actual results may differ materially from those anticipated in these forward-looking statements as a result of various factors, including those set forth under “Risk Factors” in this report.

Overview

We develop and leverage our Vegan Silk Technology Platform, which is used to produce b-silk, a biodegradable protein polymer and replacement for silicone elastomers in beauty and personal care. We began commercializing b-silk in direct-to-consumer products in 2019 and in business-to-business products in 2020. We are headquartered in California.

Recent Developments

Merger

On October 4, 2023, Bolt Threads, Inc. (“Legacy Bolt”) and Golden Arrow Merger Corp. (“GAMC”), a Delaware corporation, entered into a Merger Agreement (the “Merger Agreement”) with Beam Merger Sub, Inc., a Delaware corporation and a wholly-owned subsidiary of GAMC (the “Merger Sub”).

On August 13, 2024 (the “Closing Date”), a merger transaction between Legacy Bolt and GAMC was completed, refer to Note 4 in our unaudited interim condensed consolidated financial statements for more information. Pursuant to the Merger Agreement, (i) on the Closing Date, the Merger Sub merged with and into the Legacy Bolt (together with the other transactions contemplated by the Merger Agreement, the “Merger” or the “SPAC transaction”), with the Merger Sub ceasing to exist and Legacy Bolt surviving as a wholly owned subsidiary of GAMC and (ii) GAMC changed its name to Bolt Projects Holdings, Inc. Unless the context otherwise requires, references in this Quarterly Report on Form 10-Q to the “Company,” “Bolt”, “we,” “us,” or “our” refer to the business of Bolt Threads, Inc., which became the business of Bolt Projects Holdings, Inc. and its subsidiaries following the Closing Date.

The Company determined that Legacy Bolt was the accounting acquirer in the Merger based on an analysis of the criteria outlined in Accounting Standards Codification (“ASC”) 805, Mergers.

The determination was primarily based on the following facts:

●	Former Legacy Bolt stockholders have a controlling voting interest in the Company.

●	Legacy Bolt management continues to hold executive management roles for the post-combination company and is responsible for the day-to-day operations; and

●	The founders of Legacy Bolt have two non-independent board seats and final approval in selection of independent seats.

Accordingly, for accounting purposes, the Merger was treated as the equivalent of Legacy Bolt issuing stock for the net assets of GAMC, accompanied by a recapitalization. No goodwill or other intangible assets were recorded as a result of the Merger.

While GAMC was the legal acquirer in the Merger, because Legacy Bolt was deemed the accounting acquirer, the historical financial statements of Legacy Bolt became the historical financial statements of the combined company, upon the consummation of the Merger. As a result, the financial statements included within this filing reflect (i) the historical operating results of Legacy Bolt prior to the Merger; (ii) the combined results of Legacy Bolt and GAMC following the closing of the Merger; (iii) the assets and liabilities of Legacy Bolt at their historical cost; and (iv) the Company’s equity structure for all periods presented.

Related Financings

Concurrently with the execution of the Merger Agreement, the certain investors (the “PIPE Subscribers”), including the Sponsor (which refers to Golden Arrow Sponsor, LLC), entered into the Original PIPE Subscription Agreements with GAMC pursuant to which the PIPE Subscribers originally committed to purchase in a private placement up to 2,787,457 shares of GAMC Class A common stock (the “PIPE Shares”) at a purchase price of $10.00 per share at an aggregate purchase price of up to $27.9 million (the “PIPE Financing”). The purchase of the PIPE Shares would be conditioned upon, among other things, the consummation of the Merger and would be consummated immediately prior to or substantially concurrently with the Closing Date. Pursuant to the Original PIPE Subscription Agreement executed by the Sponsor, the Sponsor agreed to purchase 800,000 shares of GAMC Class A common stock at a purchase price of $10.00 per share for an aggregate purchase price of $8.0 million. However, the number of subscribed shares to be purchased thereunder by the Sponsor would be reduced by the number of shares of GAMC Class A common stock that had not been elected for redemption as of the expiration of the redemption period related to the Closing and that were held by certain individuals mutually agreed upon by GAMC and the Company at any time from the date of the execution of the agreement up to immediately prior to the expiration of such redemption period.

In February 2024, concurrently with the execution of the Second Bridge Convertible Notes, the PIPE Subscribers, including the Sponsor, entered into the First Amendment to the Original PIPE Subscription Agreements with GAMC. Pursuant to the amendment, the gross proceeds from the Second Bridge Convertible Notes of $5.0 million counted towards the commitments for the purchase of PIPE shares under the Original PIPE Subscription Agreements on a dollar-for-dollar basis.

In June 2024, concurrently with the execution of the Third Bridge Convertible Notes, the PIPE Subscribers, including the Sponsor, entered into amendment to the PIPE Subscription Agreements with GAMC. Pursuant to the amendment, the gross proceeds from the Third Bridge Convertible Notes of $17.7 million counted towards the commitments for the purchase of PIPE shares under the Original PIPE Subscription Agreements on a dollar-for-dollar basis.

There were certain investors that did not purchase the PIPE Shares for total gross proceeds of $0.5 million related to the PIPE financing. After the Merger consummation in August 2024, the PIPE Subscribers purchased 470,120 PIPE Shares for a total gross proceed of $4.7 million.

As discussed previously, on August 13, 2024, the Merger was completed. Pursuant to the Company’s certificate of incorporation, as amended on August 13, 2024, the Company is authorized to issue 500,000,000 shares of Common stock, par value of $0.0001, and 50,000,000 shares of preferred stock, par value $0.0001. The holders of shares of Common stock are entitled to one vote for each share held. The preferred stock is non-voting. No shares of preferred stock were issued and outstanding as of September 30, 2024.

As a result of the Merger, among other things:(1) each then issued and outstanding GAMC Class A common stock, par value $0.0001 per share, converted automatically, on a one-for-one basis, into a share of the Company’s common stock; (2) each then issued and outstanding GAMC Class B common stock, par value $0.0001 per share, converted automatically, on a one-for-one basis, into a share of the Company’s Common stock; and (3) each then issued and outstanding GAMC Public Placement Warrant and Private Placement Warrant to purchase one GAMC Class A common stock converted automatically into the Company’s Public Placement Warrant and the Company’s Private Placement Warrant to acquire one share of the Company’s Common stock, respectively.

Immediately prior to the effective time of the Merger, each share of Legacy Bolt Convertible Preferred Stock and each Legacy Bolt Convertible Note automatically converted into shares of common stock of Legacy Bolt in accordance with the Merger Agreement and the Bridge NPA. In addition, each Legacy Bolt Bridge Warrant was automatically net exercised into shares of common stock of Legacy Bolt in accordance with the Warrant Agreement.

As a result of the Merger, among other things (1) all issued and outstanding shares of Legacy Bolt common stock as of immediately prior to the Closing (including Legacy Bolt common stock resulting from the Legacy Bolt Convertible Preferred Stock conversion, resulting from the Legacy Bolt Convertible Notes conversion, and resulting from the Legacy Bolt Bridge Warrants net exercise), were exchanged at an exchange ratio of 0.29489 (the “Exchange Ratio”) for an aggregate of 23,172,271 shares of the Company’s Common stock; (2) each issued and outstanding warrant to purchase Legacy Bolt Convertible Preferred Stock converted into a warrant to purchase shares of the Company’s Common stock (the “Private Warrant”), with each warrant subject to the same terms and conditions as were applicable to the original warrant and having an exercise price and number of shares of Common stock purchasable based on the Exchange Ratio and other terms contained in the Merger Agreement; (3) each issued and outstanding stock option to purchase Legacy Bolt common stock converted into a stock option to purchase shares of the Company’s Common stock, with each option subject to the same terms and conditions as were applicable to the original Legacy Bolt option and with an exercise price and number of shares of the Company’s Common stock purchasable based on the Exchange Ratio and other terms contained in the Merger Agreement; and (4) each issued and outstanding Legacy Bolt restricted stock unit (“RSU”) award converted into a RSU award to receive shares of the Company’s Common stock, with each RSU award subject to the same terms and conditions as were applicable to the Legacy Bolt RSU award, and with the number of shares of the Company’s Common stock to which the RSU award converted based on the Exchange Ratio and other terms contained in the Merger Agreement.

Public Company Costs

Upon the Closing of the Merger, Bolt began trading on Nasdaq under the ticker symbol “BSLK.” As most Bolt Threads’ current management team and business operations will comprise Bolt’s management and operations, Bolt will need to implement procedures and processes to address public company regulatory requirements and customary practices. We expect Bolt will incur additional annual expenses as a public company for, among other things, directors’ and officers’ liability insurance, director fees and additional internal and external accounting and legal and administrative resources, including increased audit and legal fees.

Modification of Ginkgo Debt

On December 29, 2023, we entered an amendment (the “Ginkgo Note Purchase Agreement Amendment No. 1”) to our note purchase agreement, dated October 14, 2022 (the “Ginkgo Note Purchase Agreement”) with Ginkgo Bioworks, Inc. (“Ginkgo”) to modify our outstanding senior secured notes (the “Senior Secured Notes”) held by Ginkgo. Under the terms of the modification, $10.0 million of outstanding principal was exchanged for a convertible note with the same terms as the convertible notes issued pursuant to the Note Purchase Agreement entered into by the PIPE Subscribers. The remaining $20.0 million of outstanding principal was exchanged for Senior Secured Notes of $11.8 million, a nonexclusive right to license certain of our intellectual property, and a reduction of our prepaid balance relating to the 2022 Technical Development Agreement by $5.4 million. The interest rate of the remaining Senior Secured Notes was amended, from the existing rate of treasury rate plus 6.00% per annum, to 12.00% per annum, and the maturity date of the remaining Senior Secured Notes was extended, from the existing maturity date of October 14, 2024, to December 31, 2027. We evaluated the Ginkgo NPA Amendment and determined that it was required to be accounted for as a troubled debt restructuring in accordance with ASC 470-60, Debt — Troubled Debt Restructurings by Debtors. As a result of the IP Transfer, we recognized a gain of $2.5 million in other income (expense), net on the condensed consolidated statement of operations and comprehensive loss during the year ended December 31, 2023. We recorded the Amended Senior Note at its net carrying value, which was calculated by taking the carrying value of the Senior Secured Notes immediately prior to the 2023 Ginkgo Amendment and reducing it by the fair value of assets transferred. The future undiscounted cash payments related to principal and interest exceed the carrying value of the Amended Senior Note upon issuance. Therefore, we did not record a gain on the restructuring of the Senior Secured Notes, and fees paid to third parties were expensed as incurred. We calculate and record interest expenses on the Amended Senior Note using the effective interest method.

In April 2024, we entered a second amendment to the Ginkgo Note Purchase Agreement (the “Ginkgo Note Purchase Agreement Amendment No. 2”). Pursuant to the second amendment, the interest from the Ginkgo NPA Amendment effective date until the occurrence of the SPAC transaction was paid in kind by capitalizing and adding such accrued interest to the principal of the Amended Senior Notes at our option. In addition, upon the occurrence of the SPAC transaction, we paid an aggregate principal amount of the Amended Senior Notes equal to $0.5 million.

Impact of Macroeconomic Trends

Unfavorable conditions in the economy in the United States and abroad may negatively affect the growth of our business and our results of operations. For example, macroeconomic events, including rising inflation, the U.S. Federal Reserve raising interest rates, and recent and potential future disruptions in access to bank deposits and lending commitments due to bank failures, have led to economic uncertainty and volatility globally. The effect of macroeconomic conditions may not be fully reflected in our results of operations until future periods. Moreover, negative macroeconomic conditions could adversely impact our ability to obtain financing in the future on terms acceptable to us, or at all. In addition, the geopolitical instability and related sanctions could continue to have significant ramifications on global financial markets, including volatility in the U.S. and global financial markets. While the macroeconomic trends discussed above are not currently having a material adverse impact on our business or results of operations, if economic uncertainty increases or the global economy worsens, our business, financial condition and results of operations may be harmed.

Key Factors Affecting Our Results and Performance

We believe that our future performance and success depends on, to a substantial extent, our ability to capitalize on the following opportunities, which in turn is subject to significant risks and challenges, including those discussed below and in the section of this report titled “Risk Factors.”

Product Dependency

To date, substantially all our revenue has been derived, and we expect substantially all of our revenue in the foreseeable future to continue to be derived, from sales of b-silk. Customer awareness of, and experience with, b-silk has been and is currently limited. As a result, b-silk has limited product and brand recognition within the beauty and personal care market as a substitute for silicone elastomers. We do not have a long history operating as a commercial company, and the novelty of b-silk, together with our limited commercialization experience, makes it difficult to evaluate our current business and predict our prospects with precision. Furthermore, our ability to increase revenues by identifying additional commercial opportunities and our ability to obtain new customers depends on several factors, including our ability to offer higher quality products at competitive prices, the strength of our competitors, and the capabilities of our sales and marketing departments. If we are not able to continue to increase sales of our products to existing customers or to obtain new customers in the future, we may not be able to increase our revenues.

In early 2023, we decided to discontinue the commercial development of Mylo, a leather alternative made from mycelium, the root structure of mushrooms, to focus exclusively on the commercialization of our Vegan Silk Technology Platform.

Manufacturing b-silk

Currently, we rely on a single manufacturing partner, Laurus Bio, to produce b-silk. Adverse changes or developments affecting our relationship with Laurus Bio could impair our ability to produce b-silk. To the extent that we are dependent on any manufacturing partner, we are subject to the risks faced by that partner to the extent that such risks impede the partner’s ability to stay in business and produce b-silk in a timely manner to us.

Research and Development

Our future plans include investments in research and development and related product opportunities. We believe that we must continue to dedicate resources to research and development efforts to maintain a competitive position. However, if we do not receive significant revenue from these investments, if the investments don’t yield expected benefits or if we don’t have the needed funding to invest in the technology, our results of operations could be adversely impacted.

Components of Results of Operations

Revenue

We derive revenue principally from leveraging our Vegan Silk Technology Platform to produce and sell our b-silk product (b-silk). We recognize revenue when b-silk is shipped to customers, since at that time control is transferred to customers, in an amount that reflects the consideration we expect to be entitled to in exchange for the material

Cost of revenue and gross income (loss)

Cost of revenue consists of all the costs to manufacture, warehouse, and ship b-silk. These costs include contract manufacturers and inbound freight, internal and external quality assessments of work-in-process and finished goods inventory, warehousing, and packing and shipping supplies, and inventory impairment.

Our gross income (loss) is equal to total revenue less total cost of revenue.

Operating expenses

Research and development

Our research and development expenses primarily consist of personnel-related costs, including salaries, employee benefits, stock-based compensation, both external research and development costs and external product and operations costs incurred under agreements with contract research and other professional services organizations, lab supplies, software and maintenance, and allocated depreciation of property and equipment and lease expenses for both pilot plant and factory facilities.

Sales and marketing

Our sales and marketing expenses primarily consist of personnel-related costs, including salaries, employee benefits, and stock-based compensation, marketing expenses, and advertising expenses. We expect to incur additional sales and marketing expenses as we expect to increase our focus on the Vegan Silk Technology Platform to produce b-silk by expanding operations to increase sales.

General and administrative

Our general and administrative expenses primarily consist of personnel-related costs, including salaries, employee benefits, and stock-based compensation, professional services fees, software, and allocated depreciation of property and equipment and lease expenses for facilities. We expect to incur additional annual general and administrative expenses as a public company for, among other things, directors’ and officers’ liability insurance, director fees and additional internal and external accounting and legal and administrative resources, including increased audit and legal fees.

Other income (expense)

Impairment expense

Impairment expense relates to impairment charges recognized on our long-lived assets, consisting of property, equipment, and right-of-use assets, when it is determined that the fair value of the assets is less than their carrying value.

Interest expense

Interest expense is associated with our outstanding debt, including amortization of debt discounts and issuance costs.

Gain (Loss) on lease termination

Loss on lease termination relates to charges recognized on the termination of our Berkeley and Netherlands facility leases. Refer to Note 13 in our unaudited interim condensed consolidated financial statements for additional information.

Loss on extinguishment of convertible notes

Loss on extinguishment of convertible notes is related to the Second Amendment to the Note Purchase Agreement, which we entered during June 2024. Due to the substantial change to the conversion feature, we accounted for this amendment as a debt extinguishment. Refer to Note 8 in our unaudited interim condensed consolidated financial statements for the nine months ended September 30, 2024 and 2023 included elsewhere in this report for more information.

Remeasurement of convertible preferred stock warrant liability

Certain financial instruments issued by us prior to the Merger are recognized as liabilities and carried at fair value on our balance sheet. Changes in the fair value of those instruments are captured in our results of operations. The convertible preferred stock warrant liability fair value adjustment consists of unrealized gains and losses as a result of marking our liability classified warrants to fair value at the end of each reporting period. We will continue to recognize changes in the fair value of such warrants until each respective warrant is exercised, expired, or qualifies for equity classification. For additional information on securities carried at fair value and fair value measurement please refer to Note 5 in our unaudited interim condensed consolidated financial statements for the nine months ended September 30, 2024 and 2023 included elsewhere in this report for more information.

Remeasurement of public placement warrant liability and related party private placement warrant liability

In connection with the Merger, we assumed previously issued warrants to purchase the Company’s Common stock, which are recognized as liabilities and carried at fair value on our balance sheet. Changes in the fair value of those instruments are captured in our results of operations. The public placement warrant liability and related party private placement warrant liability fair value adjustments consist of unrealized gains and losses as a result of marking our liability classified warrants to fair value at the end of each reporting period. We will continue to recognize changes in the fair value of such warrants until each respective warrant is exercised, expired, or qualifies for equity classification. For additional information on securities carried at fair value and fair value measurement please refer to Note 5 and Note 9 in our unaudited interim condensed consolidated financial statements for the nine months ended September 30, 2024 and 2023 included elsewhere in this report for more information.

Remeasurement of share-based termination liability

Certain share-based financial instruments issued by us as part of our lease and supply agreement terminations are recognized as liabilities and carried at fair value on our consolidated balance sheet. Changes in the fair value of those instruments are captured in our consolidated results of operations. The share-based termination liability fair value adjustment consists of unrealized gains and losses as a result of marking our liability classified share-based instruments to fair value at the end of each reporting period. We continued to recognize changes in the fair value of such share-based instruments until the shares were issued upon the Closing of the Merger. For additional information on securities carried at fair value and fair value measurement please refer to Note 5 in our unaudited interim condensed consolidated financial statements for the nine months ended September 30, 2024 and 2023 included elsewhere in this report for more information

Remeasurement of convertible notes and related party convertible notes

Concurrently with our entry into the Merger Agreement, each of the PIPE Subscribers entered into a Note Purchase Agreement in which we issued each PIPE Subscriber a convertible promissory note. The convertible promissory notes are recognized as liabilities and carried at fair value on our condensed consolidated balance sheet, due to our selection of the Fair Value Option under ASC 825 — Financial Instruments. Changes in the fair value of the convertible promissory notes are captured in our consolidated results of operations. The convertible promissory notes fair value adjustment consists of unrealized gains and losses as a result of marking our notes to fair value at the end of each reporting period. In connection with the Merger, each Convertible Note automatically converted into shares of Common stock in accordance with the Merger Agreement and the Bridge NPA. Therefore, we will not continue to recognize changes in the fair value of such convertible promissory in future periods. For additional information on securities carried at fair value and fair value measurement, refer to Note 5 and Note 8 in our unaudited interim condensed consolidated financial statements for the nine months ended September 30, 2024 and 2023 included elsewhere in this report.

Other income (expense), net

Other income (expense), net consists primarily of realized and unrealized gain and losses on foreign currency transactions, realized gain and losses on the sale of assets, interest income, and sublease income.

Income tax provision

Income tax provision primarily consists of income taxes in certain foreign and state jurisdictions in which we conduct business. Refer to Note 12 in our unaudited interim condensed consolidated financial statements for the nine months ended September 30, 2024 and 2023 for additional information.

Results of Operations for the Nine Months Ended September 30, 2024 and 2023

The results of operations presented below should be reviewed in conjunction with the unaudited interim condensed consolidated financial statements and notes thereto included elsewhere in this report. The following table sets forth our results of operations data for the periods presented:

	Nine Months Ended September 30,		Dollar	Percentage
	2024	2023	Change	Change
	(in thousands)
Revenue	$80	$2,032	$(1,952)	(96)%
Cost of revenue	155	3,698	(3,543)	(96)%
Gross loss	(75)	(1,666)	1,591	(95)%
Operating expenses:
Research and development	4,860	9,077	(4,217)	(46)%
Sales and marketing	1,720	861	859	100%
General and administrative	28,431	12,832	15,599	122%
Restructuring costs	—	3,927	(3,927)	(100)%
Total operating expenses	35,011	26,697	8,314	31%
Loss from operations	(35,086)	(28,363)	(6,723)	24%

Other income (expense)
Property and equipment impairment	—	(19,289)	19,289	(100)%
Lease impairment	—	(2,278)	2,278	(100)%
Interest expense	(930)	(2,626)	1,696	(65)%
Gain (loss) on lease termination	2,013	(319)	2,332	(731)%
Loss on extinguishment of convertible notes	(26,359)	—	(26,359)	(100)%
Remeasurement of convertible preferred stock warrant liability	6	126	(120)	(95)%
Remeasurement of public placement warrant liability	24,286	—	24,286	100%
Remeasurement of related party private placement warrant liability	12,671	—	12,671	100%
Remeasurement of share-based termination liability	(978)	—	(978)	100%
Remeasurement of convertible notes	(31,664)	—	(31,664)	100%
Remeasurement of related party convertible notes	(3,752)	—	(3,752)	100%
Other income (expense), net	659	2,699	(2,040)	(76)%
Total other income (expense), net	(24,048)	(21,687)	(2,361)	11%
Loss before income taxes	(59,134)	(50,050)	(9,084)	18%
Income tax provision	—	—	—	0%
Net loss	$(59,134)	$(50,050)	$(9,084)	18%

Comparison of the Nine months ended September 30, 2024 and 2023

Revenue

Revenue decreased by $2.0 million, or 96%, for the nine months ended September 30, 2024 compared to the nine months ended September 30, 2023, which was primarily attributable to decreased sales of products from the Vegan Silk Technology Platform, including our b-silk product. We have an agreement with one customer that contains minimum purchase requirements of $1 million and $1.5 million during the years ended December 31, 2023 and 2024, respectively. Prior to 2023, a single customer was evaluating and testing b-silk which led to smaller scale purchases and lower revenue. After completing their evaluations, beginning in the first quarter of 2023, that customer made several large-scale purchases that led to a significant increase in revenue for 2023. Due to the large-scale purchases made during the latter half of 2023, we expect the level of purchases from that customer to vary from quarter to quarter. As of September 30, 2024, based on year-to-date purchases, we do not expect the customer to make any additional purchases in 2024.

Cost of revenue and gross income (loss)

Cost of revenue decreased by $3.5 million, or 96%, for the nine months ended September 30, 2024 compared to the nine months ended September 30, 2023, which was primarily attributable to the decrease of biomanufacturing costs relative to the decreased sales from our Vegan Silk Technology Platform, including our b-silk product.

Gross loss decreased by $1.6 million, or 95%, for the nine months ended September 30, 2024 compared to the nine months ended September 30, 2023, which was primarily attributable to decreased cost of revenue, partially offset by decreased revenue.

Operating expenses

Research and development

Research and development expenses were $4.9 million and $9.1 million for the nine months ended September 30, 2024 and 2023, respectively. The expenses during 2024 were primarily related to the continued development of our Vegan Silk Technology Platform, in addition to stock-based compensation expense related to the vesting of certain Restricted Stock Unit grants based on the completion of the Merger transaction. The expenses during 2023 were primarily related to the development of Mylo and our Vegan Silk Technology Platform. During the nine months ended September 30, 2023, we focused on the development of a pilot production line in various locations, to assist in the eventual production of both Mylo and the Vegan Silk Technology Platform, while continuing to support development of Mylo and the Vegan Silk Technology Platform in third-party factory facilities. The decrease during the nine months ended September 30, 2024, was related to the discontinuation of the production of Mylo in 2023, that led to the reduced focus on research and development for both Mylo and the Vegan Silk Technology Platform, which included a decrease in personnel headcount, and the shift in focus from in-house process development to supporting and assisting manufacturing partners with production-related processes. Spending on the Vegan Silk Technology Platform on a standalone basis increased year-over-year and focused on continued refinement of the manufacturing process, support for manufacturing b-silk at additional facilities and modification of the strain to achieve a variety of strategic objectives for customers.

Sales and marketing

Sales and marketing expenses increased by $0.9 million, or 100%, for the nine months ended September 30, 2024 compared to the nine months ended September 30, 2023, which was primarily attributable to an increase of stock-based compensation expense related to the vesting of certain Restricted Stock Unit grants based on the completion of the Merger transaction that took place during August 2024, partially offset by a temporary suspension of our sales and marketing efforts until we could raise additional capital.

General and administrative

General and administrative expenses increased by $15.6 million, or 122%, for the nine months ended September 30, 2024 compared to the nine months ended September 30, 2023, which was primarily attributable to an increase of stock-based compensation expense of $10.6 million, most of which was related to the vesting of certain Restricted Stock Unit grants based on the completion of the Merger transaction that took place during August 2024, an increase of $11.5 million of Bridge Convertible Notes issuance costs, as well as an increase of $1.1 million of consulting and other costs related to operating as a public company, as well as an increase of executive bonuses of $0.2 million based on the completion of the merger transaction, partially offset by $5.5 million that represents a reduction of our general and administrative costs until we could raise additional capital, in addition to a reduction to legal fees of $2.3 million.

Restructuring costs

Restructuring costs decreased by $3.9 million, or 100%, for the nine months ended September 30, 2024 compared to the nine months ended September 30, 2023, which was attributable to employee costs incurred related to our reduction in workforce during the first nine months of 2023.

Property and equipment impairment

Property and equipment impairment decreased by $19.3 million, or 100%, for the nine months ended September 30, 2024 compared to the nine months ended September 30, 2023, which is entirely a result of the impairment of property and equipment that was used previously in the manufacture of a product that we de-emphasized in order to adjust our strategic focus towards b-silk in early 2023.

Lease impairment

Lease impairment decreased by $2.3 million, or 100%, for the nine months ended September 30, 2024 compared to the nine months ended September 30, 2023, which was entirely attributable to the ROU Assets related our leases in the Netherlands becoming impaired due to Mylo production being shut down in 2023.

Interest expense

Interest expense decreased by $1.7 million, or 65%, for the nine months ended September 30, 2024 compared to the nine months ended September 30, 2023, which was primarily attributable to an $18.2 million decrease in the principal balance of our Ginkgo debt as part of the Ginkgo Note Purchase Agreement Amendment No. 1 in December 2023.

Gain (Loss) on lease termination

We recorded a gain on lease termination of $2.0 million and a loss on lease termination of $0.3 million for the nine months ended September 30, 2024 and 2023, respectively. During the nine months ended September 30, 2023, the loss was entirely attributable to the termination of our Berkeley lease. During the nine months ended September 30, 2024, the gain was entirely attributable to the termination of two of our Netherlands leases that resulted from de-recognizing our lease liability as we had previously recorded an impairment of our ROU Assets related to these leases in 2023. Refer to Note 13 in our unaudited interim condensed consolidated financial statements for the nine months ended September 30, 2024 and 2023 included elsewhere in this report for more information

Loss on extinguishment of convertible notes

Loss on extinguishment of convertible notes increased by $26.4 million, or 100%, for the nine months ended September 30, 2024 compared to the nine months ended September 30, 2023. The loss is a direct result of the Second Amendment to the Note Purchase Agreement in June 2024, which was accounted for as a debt extinguishment because of a substantial change to the conversion feature. Immediately prior to the effective time of the Merger, each Convertible Note automatically converted into shares of Common stock in accordance with the Merger Agreement and the Bridge NPA. Refer to Note 8 in our unaudited interim condensed consolidated financial statements for the nine months ended September 30, 2024 and 2023 included elsewhere in this report for more information.

Remeasurement of convertible preferred stock warrant liability

Remeasurement of convertible preferred stock warrant liability decreased by $0.1 million, or 95%, for the nine months ended September 30, 2024 compared to the nine months ended September 30, 2023. The change in the preferred stock warrant liability is a direct result of the assumptions used in the option pricing model used to calculate the fair value as of each balance sheet date, including the expected timing of a liquidity event, our estimated equity value at such time, and estimated volatility. Immediately prior to the consummation of the Merger in August 2024, each issued and outstanding convertible preferred stock warrant to purchase Legacy Bolt Convertible Preferred Stock converted into a warrant to purchase shares of the Company’s Common stock, with each warrant subject to the same terms and conditions as were applicable to the original warrant and having an exercise price and number of shares of Common stock purchasable based on the Exchange Ratio and other terms contained in the Merger Agreement. Refer to Note 5 and 9 in our unaudited interim condensed consolidated financial statements for the nine months ended September 30, 2024 and 2023 included elsewhere in this report for more information.

Remeasurement of public placement warrant liability

Remeasurement of public placement warrant liability increased by $24.3 million, or 100%, for the nine months ended September 30, 2024 compared to the nine months ended September 30, 2023. The change in the remeasurement of public placement warrant liability is entirely related to previously issued warrants to purchase the Company’s Common stock, which were assumed in connection with the Merger. In addition, the change in the fair value is a direct result of the assumptions used in the Monte Carlo simulation model used to calculate the fair value as of the Merger’s Closing Date and the balance sheet date, including our estimated equity value at such time, the risk-free rate at such time, the timing of the warrant expiration, and the estimated volatility. Refer to Note 5 and Note 9 in our unaudited interim condensed consolidated financial statements for the nine months ended September 30, 2024 and 2023 included elsewhere in this report for more information.

Remeasurement of private placement warrant liability

Remeasurement of related party private placement warrant liability increased by $12.7 million, or 100%, for the nine months ended September 30, 2024 compared to the nine months ended September 30, 2023. The change in the remeasurement of the related party private placement warrant liability is entirely related to previously issued warrants to purchase the Company’s Common stock, which were issued to the Sponsor, a related party, and were assumed in connection with the Merger. In addition, the change in fair value is a direct result of the assumptions used in the Monte Carlo simulation model used to calculate the fair value as of each balance sheet date, including our estimated equity value at such time, the risk-free rate at such time, the timing of the warrant expiration, and the estimated volatility. Refer to Note 5 and Note 9 in our unaudited interim condensed consolidated financial statements for the nine months ended September 30, 2024 and 2023 included elsewhere in this report for more information.

Remeasurement of share-based termination liability

Remeasurement of share-based termination liability increased by $1.0 million, or 100%, for the nine months ended September 30, 2024 compared to the nine months ended September 30, 2023. The share-based termination liability is related to transactions that took place during the third quarter of 2023. Further, the change in share-based termination liability is a direct result of the assumptions used in the model to calculate the fair value as of the balance sheet date. After the Merger was completed in August 2024, the Company issued the 750,000 shares of Common stock to its landlord and its supplier to settle the shared-based termination liability as of September 30, 2024. Refer to Note 5 and 13 in our unaudited interim condensed consolidated financial statements for the nine months ended September 30, 2024 and 2023 included elsewhere in this report for more information.

Remeasurement of convertible notes

The convertible notes are related to transactions that took place during the fourth quarter 2023 and the first nine months of 2024, which resulted in the remeasurement of convertible notes of $31.7 million for the nine months ended September 30, 2024. Further, the remeasurement in the convertible notes is a direct result of the assumptions used in the model used to calculate the fair value as of the balance sheet date. Immediately prior to the effective time of the Merger, each Convertible Note automatically converted into shares of Common stock in accordance with the Merger Agreement and the Bridge NPA. Refer to Note 5 and 8 in our unaudited interim condensed consolidated financial statements for the nine months ended September 30, 2024 and 2023 included elsewhere in this report for more information.

Remeasurement of related party convertible notes

The related party convertible notes are related to transactions that took place during the fourth quarter 2023 and the first nine months of 2024, which resulted in the remeasurement of the related party convertible notes of $3.8 million for the nine months ended September 30, 2024. Further, the remeasurement in the related party convertible notes is a direct result of the assumptions used in the model used to calculate the fair value as of the balance sheet date. Immediately prior to the effective time of the Merger, each Convertible Note automatically converted into shares of Common stock in accordance with the Merger Agreement and the Bridge NPA. Refer to Note 5 and 8 in our unaudited interim condensed consolidated financial statements for the nine months ended September 30, 2024 and 2023 included elsewhere in this report for more information.

Other income (expense), net

Other income (expense), net decreased by $2.0 million, or 76%, for the nine months ended September 30, 2024 compared to the nine months ended September 30, 2023, which was primarily attributable to a Federal Employee retention credit of $1.8 million recorded in 2023.

Results of Operations for the Three Months Ended September 30, 2024 and 2023

The results of operations presented below should be reviewed in conjunction with the unaudited interim condensed consolidated financial statements and notes thereto included elsewhere in this report. The following table sets forth our results of operations data for the periods presented:

	Three Months Ended September 30,		Dollar	Percentage
	2024	2023	Change	Change
	(in thousands)
Revenue	$5	$1,289	$(1,284)	(100)%
Cost of revenue	5	1,254	(1,249)	(100)%
Gross profit (loss)	—	35	(35)	(100)%
Operating expenses:
Research and development	3,476	844	2,632	312%
Sales and marketing	1,597	33	1,564	4,739%
General and administrative	15,133	4,039	11,094	275%
Restructuring costs	—	243	(243)	(100)%
Total operating expenses	20,206	5,159	15,047	292%
Loss from operations	(20,206)	(5,124)	(15,082)	294%

Other income (expense)
Property and equipment impairment	—	(6)	6	(100)%
Lease impairment	—	(6)	6	(100)%
Interest expense	(286)	(902)	616	(68)%
Gain (loss) on lease termination	2,013	(319)	2,332	(731)%
Remeasurement of convertible preferred stock warrant liability	(91)	126	(217)	(172)%
Remeasurement of public placement warrant liability	24,286	—	24,286	100%
Remeasurement of related party private placement warrant liability	12,671	—	12,671	100%
Remeasurement of share-based termination liability	334	—	334	100%
Remeasurement of convertible notes	(14,577)	—	(14,577)	100%
Remeasurement of related party convertible notes	1,796	—	1,796	100%
Other income (expense), net	452	679	(227)	(33)%
Total other income (expense), net	26,598	(428)	27,026	(6,314)%
Income (Loss) before income taxes	6,392	(5,552)	11,944	(215)%
Income tax provision	—	—	—	0%
Net income (loss)	$6,392	$(5,552)	$11,944	(215)%

Comparison of the Three months ended September 30, 2024 and 2023

Revenue

Revenue decreased by $1.3 million, or 100%, for the three months ended September 30, 2024 compared to the three months ended September 30, 2023, which was primarily attributable to decreased sales of products from the Vegan Silk Technology Platform, including our b-silk product. We have an agreement with one customer that contains minimum purchase requirements of $1.0 million and $1.5 million during the years ended December 31, 2023 and 2024, respectively. Prior to 2023, the customer was evaluating and testing b-silk which led to smaller scale purchases and lower revenue. After completing their evaluations, beginning in the first quarter and continuing during the third quarter of 2023, our primary customer base made several large-scale purchases that led to a significant increase in revenue for 2023. Due to the large-scale purchases made during the latter half of 2023, we expect the level of purchases from the customer to vary from quarter to quarter. As of September 30, 2024, based on year-to-date purchases, we do not expect the customer to make any additional purchases in 2024.

Cost of revenue and gross income (loss)

Cost of revenue decreased by $1.2 million, or 100%, for the three months ended September 30, 2024 compared to the three months ended September 30, 2023, which was primarily attributable to the decrease of biomanufacturing costs relative to the decreased sales from our Vegan Silk Technology Platform, including our b-silk product.

Gross income (loss) decreased by $0.04 million, or 100%, for the three months ended September 30, 2024 compared to the three months ended September 30, 2023, which was primarily attributable to decreased cost of revenue, partially offset by decreased revenue.

Operating expenses

Research and development

Research and development expenses increased by $2.6 million, or 312%, for the three months ended September 30, 2024 compared to the three months ended September 30, 2023, which was primarily attributable to an increase of stock-based compensation expense related to the vesting of certain Restricted Stock Unit grants based on the completion of the Merger transaction that took place during August 2024.

Sales and marketing

Sales and marketing expenses increased by $1.6 million, or 4,739%, for the three months ended September 30, 2024 compared to the three months ended September 30, 2023, which was primarily attributable to an increase of stock-based compensation expense related to the vesting of certain Restricted Stock Unit grants based on the completion of the Merger transaction that took place during August 2024, partially offset by a temporary suspension of our sales and marketing efforts until we could raise additional capital.

General and administrative

General and administrative expenses increased by $11.1 million, or 275%, for the three months ended September 30, 2024 compared to the three months ended September 30, 2023, which was primarily attributable to an increase of stock-based compensation expense of $10.9 million, most of which was related to the vesting of certain Restricted Stock Unit grants based on the completion of the Merger transaction that took place during August 2024, an increase of $2.0 million of Bridge Convertible Notes issuance costs, an increase of $0.1 million of consulting and other costs related to operating as a public company, as well as an increase of executive bonuses of $0.4 million based on the completion of the merger transaction, partially offset by $0.8 million that represents a reduction of our general and administrative costs until we could raise additional capital, in addition to a reduction to legal fees of $1.3 million.

Restructuring costs

Restructuring costs decreased by $0.2 million, or 100%, for the three months ended September 30, 2024 compared to the three months ended September 30, 2023, which was attributable to employee costs incurred related to our reduction in workforce during 2023.

Property and equipment impairment

Property and equipment impairment decreased by $6,000, or 100%, for the three months ended September 30, 2024 compared to the three months ended September 30, 2023, which is entirely a result of the impairment of property and equipment that was used previously in the manufacture of a product that we de-emphasized in order to adjust our strategic focus towards b-silk in 2023.

Lease impairment

Lease impairment decreased by $6,000, or 100%, for the three months ended September 30, 2024 compared to the three months ended September 30, 2023, which was entirely attributable to the ROU Assets related our leases in the Netherlands becoming impaired due to Mylo production being shut down in 2023.

Interest expense

Interest expense decreased by $0.6 million, or 68%, for the three months ended September 30, 2024 compared to the three months ended September 30, 2023, which was primarily attributable to an $18.2 million decrease in the principal balance of our Ginkgo debt as part of the Ginkgo Note Purchase Agreement Amendment No. 1 in December 2023.

Gain (Loss) on lease termination

We recorded a gain on lease termination of $2.0 million and a loss on lease termination of $0.3 million for the nine months ended September 30, 2024 and 2023, respectively. During the three months ended September 30, 2023, the loss was entirely attributable to the termination of our Berkeley lease. During the three months ended September 30, 2024, the gain was entirely attributable to the termination of two of our Netherlands leases that resulted from de-recognizing our lease liability as we had previously recorded an impairment of our ROU Assets related to these leases in 2023. Refer to Note 13 in our unaudited interim condensed consolidated financial statements for the nine months ended September 30, 2024 and 2023 included elsewhere in this report for more information.

Remeasurement of convertible preferred stock warrant liability

Remeasurement of convertible preferred stock warrant liability decreased by $0.2 million, or 172%, for the three months ended September 30, 2024 compared to the three months ended September 30, 2023. The change in the convertible preferred stock warrant liability is a direct result of the assumptions used in the option pricing model used to calculate the fair value as of each balance sheet date, including the expected timing of a liquidity event, our estimated equity value at such time, and estimated volatility. Immediately prior to the consummation of the Merger in August 2024, each issued and outstanding convertible preferred stock warrant to purchase Legacy Bolt Convertible Preferred Stock converted into a warrant to purchase shares of the Company’s Common stock, with each warrant subject to the same terms and conditions as were applicable to the original warrant and having an exercise price and number of shares of Common stock purchasable based on the Exchange Ratio and other terms contained in the Merger Agreement. Refer to Note 5 and 9 in our unaudited interim condensed consolidated financial statements for the nine months ended September 30, 2024 and 2023 included elsewhere in this report for more information.

Remeasurement of public placement warrant liability

Remeasurement of public placement warrant liability increased by $24.3 million, or 100%, for the three months ended September 30, 2024 compared to the three months ended September 30, 2023. The change in the remeasurement of the public placement warrant liability is entirely related to previously issued warrants to purchase the Company’s Common stock, which were assumed in connection with the Merger. In addition, the change in fair value is a direct result of the assumptions used in the Monte Carlo simulation model used to calculate the fair value as of each balance sheet date, including our estimated equity value at such time, the risk-free rate at such time, the timing of the warrant expiration, and the estimated volatility. Refer to Note 5 and Note 9 in our unaudited interim condensed consolidated financial statements for the nine months ended September 30, 2024 and 2023 included elsewhere in this report for more information.

Remeasurement of related party private placement warrant liability

Remeasurement of related party private placement warrant liability increased by $12.7 million, or 100%, for the three months ended September 30, 2024 compared to the three months ended September 30, 2023. The change in the remeasurement of the related party private placement warrant liability is entirely related to previously issued warrants to purchase the Company’s Common stock, which were issued to the Sponsor, a related party, and were assumed in connection with the Merger. In addition, the change in fair value is a direct result of the assumptions used in the Monte Carlo simulation model used to calculate the fair value as of each balance sheet date, including our estimated equity value at such time, the risk-free rate at such time, the timing of the warrant expiration, and the estimated volatility. Refer to Note 5 and Note 9 in our unaudited interim condensed consolidated financial statements for the nine months ended September 30, 2024 and 2023 included elsewhere in this report for more information.

Remeasurement of share-based termination liability

Remeasurement of share-based termination liability increased by $0.3 million, or 100%, for the three months ended September 30, 2024 compared to the three months ended September 30, 2023. The share-based termination liability is related to transactions that took place during the third quarter of 2023. Further, the change in share-based termination liability is a direct result of the assumptions used in the model to calculate the fair value as of the balance sheet date. After the Merger was completed in August 2024, the Company issued the 750,000 shares of Common stock to its landlord and its supplier to settle the shared-based termination liability as of September 30, 2024. Refer to Note 5 and 13 in our unaudited interim condensed consolidated financial statements for the nine months ended September 30, 2024 and 2023 included elsewhere in this report for more information.

Remeasurement of convertible notes

The convertible notes are related to transactions that took place during the fourth quarter 2023 and the first nine months of 2024, which resulted in the remeasurement of convertible notes of $14.6 million for the three months ended September 30, 2024. Further, the remeasurement in the convertible notes is a direct result of the assumptions used in the model used to calculate the fair value as of the balance sheet date. Immediately prior to the effective time of the Merger, each Convertible Note automatically converted into shares of Common stock in accordance with the Merger Agreement and the Bridge NPA. Refer to Note 5 and 8 in our unaudited interim condensed consolidated financial statements for the nine months ended September 30, 2024 and 2023 included elsewhere in this report for more information.

Remeasurement of related party convertible notes

The related party convertible notes are related to transactions that took place during the fourth quarter 2023 and the first nine months of 2024, which resulted in the remeasurement of the related party convertible notes of $1.8 million for the three months ended September 30, 2024. Further, the remeasurement in the related party convertible notes is a direct result of the assumptions used in the model used to calculate the fair value as of the balance sheet date. Immediately prior to the effective time of the Merger, each Convertible Note automatically converted into shares of Common stock in accordance with the Merger Agreement and the Bridge NPA. Refer to Note 5 and 8 in our unaudited interim condensed consolidated financial statements for the nine months ended September 30, 2024 and 2023 included elsewhere in this report for more information.

Other income (expense), net

Other income (expense), net decreased by $0.2 million, or 33%, for the three months ended September 30, 2024 compared to the three months ended September 30, 2023, which was primarily attributable to a payment of $0.3 million related to an exit fee for a lease that took place during 2023.

Liquidity and Capital Resources

Capital Requirements

We have incurred losses and negative cash flows from operations since our inception and have historically funded our operations primarily with the proceeds from sales of our convertible preferred stock, convertible notes, and Senior Secured Notes. As of September 30, 2024, we had cash and cash equivalents totaling $6.5 million and an accumulated deficit of $455.5 million. As described above, in the third quarter of 2024, we completed the Merger between Legacy Bolt and GAMC.

We will need substantial capital to support our product development and operations. Based upon our current operating plan, we estimate that our cash and cash equivalents as of the date of this filing are insufficient to fund operating, investing, and financing cash flow needs for the following twelve months.

These uncertainties raise substantial doubt regarding our ability to continue as a going concern for a period of twelve months subsequent to the date of this filing. To obtain the capital necessary to fund the operations, we expect to obtain funds through generating additional customer contracts and restructuring its current equity instruments as well as current financial obligations. Certain elements of the operating plan to alleviate the conditions that raise substantial doubt, including but not limited to the Company’s ability to achieve its operating cash flow targets, or restructure its current equity instruments and current financial obligations, are outside of the Company’s control. Accordingly, we cannot conclude that management’s plans will be effectively implemented within one year. These factors raise substantial doubt about our ability to continue as a going concern for one year following the date of this filing.

Because we are in the growth stage of our business, we plan to make capital expenditures and related transactions and may incur significant capital expenditures in the future as we expand our research and business. In addition, cash requirements relate primarily to working capital needed to operate and grow our business, including funding operating expenses, growth in working capital requirements to support increased revenue, continued expansion of our markets, continued development and expansion of our products, expanding fermentation capacity with our manufacturing partners, and the possible repayment or refinancing of any long-term debt that may be incurred. We will also require additional capital to respond to technological advancements, competitive dynamics or technologies, customer demands, business opportunities, challenges, acquisitions, or unforeseen circumstances and may determine to engage in equity or debt financings or enter into credit facilities for other reasons. Any equity securities issued subsequent to the Merger may provide for rights, preferences or privileges senior to those of holders of Common stock in Bolt Projects Holdings, Inc. If we raise funds by issuing debt securities, these debt securities would have rights, preferences, and privileges senior to those of holders of Common stock in Bolt Projects Holdings, Inc. The terms of debt securities or borrowings could impose significant restrictions on our operations. Additionally, the credit market and financial services industry have experienced recent periods of volatility and uncertainty that could impact the availability and cost of equity and debt financing. We cannot guarantee that any necessary additional financing will be available on terms favorable to us, or at all. Additionally, even if we raise sufficient capital through additional equity or debt financings, strategic alternatives or otherwise, there can be no assurance that the revenue or capital infusion will be sufficient to enable us to develop our business to a level where it will be profitable or generate positive cash flow. If we are unable to obtain adequate financing or financing on terms satisfactory to us, when we require it, our ability to continue to grow or support our business and to respond to business challenges could be significantly limited.

Senior Secured Notes

On December 29, 2023, we entered the Ginkgo Note Purchase Agreement Amendment No. 1 to modify our Senior Secured Notes. Under the terms of the modification, $10.0 million of outstanding principal was exchanged for an equal number of Convertible Notes with the same terms as the convertible notes issued pursuant to the Note Purchase Agreement entered into by the PIPE Subscribers. The remaining $20.0 million of outstanding principal, $0.1 million of unamortized issuance costs, and accrued interest of $1.7 million related to the outstanding principal, were exchanged for amended senior secured notes with a principal balance of $11.8 million, a nonexclusive right to license Bolt Threads’ intellectual property relating to Mylo, and a reduction of the prepaid balance relating to the 2022 TDA by $5.4 million. The Amended Senior Note increased the interest rate from the Senior Secured Notes from the existing rate of treasury rate plus 6% per annum to a fixed rate of 12% per annum. In addition, the Amended Senior Note extended the maturity date from October 14, 2024 per the Senior Secured Notes to December 31, 2027. We evaluated the Ginkgo Note Purchase Agreement Amendment and determined that it was required to be accounted for as a troubled debt restructuring in accordance with ASC 470-60, Debt — Troubled Debt Restructurings by Debtors. As a result of the IP Transfer, we recognized a gain of $2.5 million in other income (expense), net on the consolidated statement of operations and comprehensive loss during the year ended December 31, 2023. We recorded the Amended Senior Note at its net carrying value, which was calculated by taking the carrying value of the Senior Secured Notes immediately prior to the 2023 Ginkgo Amendment and reducing it by the fair value of assets transferred. The future undiscounted cash payments related to principal and interest exceed the carrying value of the Amended Senior Note upon issuance. Therefore, we did not record a gain on the restructuring of the Senior Secured Notes, and fees paid to third parties were expensed as incurred. We calculate and record interest expenses on the Amended Senior Note using the effective interest method.

Under the Ginkgo Note Purchase Agreement relating to the Senior Secured Notes, we are required to provide audited financial statements to the lender within a certain time after the end of each fiscal year. We failed to meet that requirement related to the 2022 audited financial statements and as such, Ginkgo had the right to require immediate repayment of the full balance of principal and accrued interest. However, we subsequently received waivers from Ginkgo. Accordingly, we are in compliance with this requirement as of the date of this filing.

On April 3, 2024, we entered a second amendment to the Ginkgo Note Purchase Agreement. Such amendment provides that (i) cash interest payments due from the date of the amendment until the occurrence of the Merger may, at our option, be paid in kind by capitalizing and adding such accrued interest to the principal of the Amended Senior Note and (ii) immediately following the Merger, we prepay $250,000 in aggregate principal amount of the Amended Senior Note for each interest payment that was so paid in kind, in addition to accrued but unpaid interest on the principal amount prepaid. In connection with the Closing of the Merger, we paid an aggregate amount of $0.5 million.

Cash Flow Summary — Nine months ended September 30, 2024 and 2023

The following table summarizes our cash flows for the periods presented:

	Nine months ended, September 30,
	2024	2023
	(in thousands)
Cash used in operating activities	$(13,363)	$(24,120)
Cash used in investing activities	(23)	(669)
Cash provided by financing activities	18,949	—
Exchange rate effect on cash, cash equivalents and restricted cash	8	(65)
Net increase (decrease) in cash and cash equivalents and restricted cash	5,571	(24,854)

Operating Activities

Net cash used in operating activities was $13.4 million for the nine months ended September 30, 2024, a decrease of $10.8 million compared to the nine months ended September 30, 2023. The decrease in net cash used in operating activities was primarily attributable to a decrease in operating expenses and non-cash adjustments, being partially offset by the timing of settling receivables and payables in operating activities.

Investing Activities

Net cash used in investing activities was $0.02 million for the nine months ended September 30, 2024 and consisted entirely of the purchase of property and equipment. Net cash used in investing activities was $0.7 million for the nine months ended September 30, 2023 and consisted of the purchases of property and equipment, being partially offset by the sale of property and equipment.

Financing Activities

Net cash provided by financing activities was $18.9 million for the nine months ended September 30, 2024 and consisted of $22.6 million proceeds received from Convertible Notes related to PIPE Subscribers, $5.3 million proceeds from the Merger and PIPE financing and $0.2 million proceeds from related party notes, being partially offset by payments totaling $5.5 million of deferred transaction costs and $3.7 million of debt-related repayments. We had no financing activities for the nine months ended September 30, 2023.

Off-Balance Sheet Arrangements and Contractual Obligations

As of September 30, 2024 and through the date hereof, we do not have any off-balance sheet arrangements, as defined in the rules and regulations of the SEC.

In the ordinary course of our operations, we enter into certain contractual obligations. Such obligations include manufacturing arrangements, leases, and debt arrangements.

Recent Accounting Pronouncements

Refer to Note 3 in our unaudited interim condensed consolidated financial statements for the nine months ended September 30, 2024 and 2023 for recently adopted accounting pronouncements and recently issued accounting pronouncements not yet adopted as of the dates of the statement of financial position included in this filing.

Critical Accounting Policies and Estimates

Our unaudited interim condensed consolidated financial statements are prepared in accordance with U.S. GAAP. The preparation of these condensed consolidated financial statements requires management to make certain estimates and assumptions that affect the reported amounts of assets, liabilities, revenue, costs, and expenses, and related disclosure in the notes of the unaudited interim condensed consolidated financial statements. Bolt Threads evaluates its accounting policies, estimates, and judgments on an on-going basis. Management bases its estimates and judgments on historical experience and various other factors that are believed to be reasonable under the circumstances. Actual results may differ from these estimates under different assumptions or conditions.

While the significant accounting policies are described in more detail in Note 3 in our unaudited interim condensed consolidated financial statements for the nine months ended September 30, 2024 and 2023, management believes that the following accounting policies are those most critical to the judgments and estimates used in the preparation of our unaudited interim condensed consolidated financial statements.

Revenue Recognition

Our revenue contracts represent a single performance obligation to sell our products to customers. Sales are recorded at the time control of the product is transferred to customers, in an amount that reflects the consideration we expect to be entitled to in exchange for the goods sold. Control is the ability of customers to “direct the use of” and “obtain” the benefit from our products. In evaluating the timing of the transfer of control of products to customers, we consider several control indicators, including significant risks and rewards of products, our right to payment and the legal title of the products. Based on the assessment of control indicators, sales are generally recognized when products are shipped to customers.

Deferred Transaction Costs

Deferred transaction costs consist of direct legal, accounting, filing and other fees and costs directly attributable to the Company’s planned Merger. We capitalized deferred transaction costs prior to the close of the Merger and included within the condensed consolidated balance sheet. The Company reclassified the deferred transaction costs related to the Merger to additional paid-in capital to offset the proceeds received upon Closing of the Merger.

Impairment of Long-lived Assets

We evaluate the recoverability of our long-lived assets, such as property and equipment and operating lease right-of-use assets, for impairment whenever events or circumstances indicate that the carrying amounts of such assets may not be recoverable. In determining the recoverability of the asset value, we perform an analysis at the asset group level, since this is the lowest level of identifiable cash flows, and primarily perform an assessment of historical and projected future cash flows and other relevant factors and circumstances, including changes in the economic environment and future operating plans of the business. The recoverability of assets to be held and used is measured by a comparison of the carrying amount of the asset to estimated undiscounted future cash flows expected to be generated by the asset group. If the carrying amount of an asset group exceeds its estimated future cash flows, we recognize an impairment loss for the amount by which the carrying amount of the asset group exceeds the fair value of the asset group. Projecting undiscounted future cash flows requires the use of estimates and assumptions that are largely unobservable and classified as Level 3 inputs in the fair value hierarchy. If actual performance does not align with or exceed such projections, we may be required to recognize impairment charges in futures periods and such charges could be material.

Stock-Based Compensation

We grant restricted stock units (“RSUs”) to employees and non-employee consultants, which vest upon the satisfaction of both the service-based condition or performance milestone-based condition(s) and a liquidity event condition. The fair value of restricted stock units is determined based on our estimated fair value of Common stock at the date of the grant. As of September 30, 2024, we have recognized $14.9 million as stock-based compensation expense for the RSUs.

We also grant stock options to employees and non-employees with an exercise price equal to the fair value of the shares at the date of grant. All stock option grants are accounted for using the fair value method and compensation is recognized as the underlying options vest. We use the Black-Scholes option pricing model to determine the fair value of stock option awards. The Black-Scholes model considers several variables and assumptions in estimating the fair value of the stock-based awards. These variables include the fair market value of Common stock, stock-price volatility, expected term, expected dividends, risk-free interest rates, and forfeitures.

●	Fair Value of Common Stock — Given the absence of a public trading market, we considered numerous objective and subjective factors to determine the fair market value of Common stock. These factors included but were not limited to (i) contemporaneous third-party valuations of Common stock; (ii) the rights and preferences of preferred stock relative to Common stock; (iii) the lack of marketability of Common stock; (iv) developments in the business; and (v) the likelihood of achieving a liquidity event, such as an initial public offering or sale of Bolt Threads, given prevailing market conditions.

In valuing our Common stock at various dates, the third-party valuation specialists determined the equity value of our business using a mix of the income and market approaches. The income approach focuses on the income-producing capability of the business, while the market approach measures the value of the business through an analysis of recent sales or offerings of comparable investments.

Application of these approaches involves the use of estimates, judgment, and assumptions that are highly complex and subjective, such as those regarding our expected future revenue, expenses, and future cash flows, discount rates, market multiples, the selection of comparable companies, and the probability of possible future events. Changes in any or all of these estimates and assumptions or the relationships between those assumptions impact our valuations as of each valuation date and may have a material impact on the valuation of our Common stock. The estimates will not be necessary to determine the fair value of new awards once the underlying shares begin trading.

●	Expected Volatility — Expected volatility is estimated based on historical volatilities of comparable public companies operating in our industry.

●	Expected Term — The expected term of the options represents the period the options are expected to be outstanding and is estimated using the simplified method. We believe it is appropriate to use the simplified method in determining the expected life of options because we do not have sufficient historical exercise data to provide a reasonable basis upon which to estimate the expected term for options.

●	Dividend Yield — We have historically not issued dividends and do not expect to in the future.

●	Risk-free Interest Rate — The risk-free interest rate is based on the U.S. Treasury yield curve in effect at the time of grant.

●	Forfeitures — Forfeitures are recognized as they occur.

We use the same input to estimate the fair value of awards granted to non-employees.

Following the Merger, the Bolt Board of Directors will determine the fair value of Bolt Common stock based on the closing price on the date of grant, as reported on the principal exchange on which the Common stock is listed for trading.

Common Stock Warrants

We account for Common stock warrants as equity if the contract requires physical settlement or net physical settlement or if we have the option of physical settlement or net physical settlement and the warrants meet the requirements to be classified as equity. Common stock warrants classified as equity are initially measured at fair value using the Black-Scholes-Merton option-pricing model using various inputs, including our estimates of expected stock price volatility, term, risk-free rate and future dividends, on the issuance date and are not subsequently remeasured.

We account for Common stock warrants as a liability if we can be required under any circumstances to settle the warrant by transferring cash or other assets. Common stock warrants classified as liabilities are initially recorded at fair value using the Black-Scholes-Merton option-pricing model on the issuance date and remeasured at fair value each balance sheet date with the offset adjustments recorded in remeasurement of Common stock warrant liability within the condensed consolidated statements of operations and comprehensive loss.

Convertible Preferred Stock Warrants

We record convertible preferred stock warrants issued as freestanding warrants as liabilities in the condensed consolidated balance sheets at their estimated fair value at the time of initial recognition based on an option pricing model. Liability-classified warrants are subject to re-measurement at each balance sheet date, and any change in fair value is recognized in the condensed consolidated statements of operations and comprehensive loss. We will continue to remeasure the liability-classified warrants until the earlier of the exercise or expiration, the completion of a deemed liquidation event, the conversion of preferred stock into Common stock, or until holders of the preferred stock can no longer trigger a deemed liquidation event. On expiration, the preferred stock warrants will automatically net exercise, unless the warrant holder provides written notice that it does not wish to exercise its warrants. Upon exercise, the related preferred stock warrant liability will be reclassified to preferred stock.

Convertible Notes

Convertible notes are regarded as hybrid instruments, consisting of a liability component and an equity component. We determined that the convertible notes are eligible for the fair value option election in connection with the convertible notes under the Bridge NPA and the Ginkgo NPA Amendment as each instrument met the definition of a “recognized financial liability” which is an acceptable financial instrument eligible for the fair value option under ASC 825-10-15-4 and do not meet the definition of any of the financial instruments found within ASC 825-10-15-5 that are not eligible for the fair value option. At the date of issuance, the fair value for each instrument is derived from the instrument’s implied discount rate at inception. Changes in fair value of the convertible notes are measured through the accompanying condensed consolidated statement of operations and comprehensive loss until settlement.

Share-based Termination Liability

In September 2023, we negotiated a contingent lease termination agreement with our landlord for the Berkeley facility lease. If the Company issues 600,000 shares of the new public company to its landlord after the closing of the merger transaction with Golden Arrow Merger Corp. (“GAMC”), the Berkeley lease facility will be considered terminated as of September 10, 2023 pursuant to the lease termination agreement. Further, in October 2023, we entered into a settlement agreement with one of our suppliers. If the Company pays the supplier $1.0 million and issues 150,000 shares of the new public company to the supplier after the closing of the merger transaction with GAMC, the Supply Agreement will be considered terminated as of July 13, 2023 pursuant to the settlement agreement.

We recorded the contingent issuance of shares as a liability in the consolidated balance sheets at its estimated fair value at the time of initial recognition based on an option pricing model, with changes in fair value recorded through earnings, as the new public company shares are not considered to be indexed to the Company’s own shares at the time the termination occurred.

Emerging Growth Company and Smaller Reporting Company Status

We are an emerging growth company under the JOBS Act. The JOBS Act provides that an emerging growth company can delay adopting new or revised accounting standards until such time as those standards apply to private companies.

Subject to certain conditions set forth in the JOBS Act, if, as an “emerging growth company,” we choose to rely on such exemptions we may not be required to, among other things, (i) provide an auditor’s attestation report on our system of internal controls over financial reporting pursuant to Section 404 of the Sarbanes-Oxley Act, (ii) provide all of the compensation disclosure that may be required of non-emerging growth public companies under the Dodd-Frank Wall Street Reform and Consumer Protection Act, (iii) comply with any requirement that may be adopted by the PCAOB regarding mandatory audit firm rotation or a supplement to the auditor’s report providing additional information about the audit and the consolidated financial statements (auditor discussion and analysis), or (iv) disclose certain executive compensation related items such as the correlation between executive compensation and performance and comparisons of the CEO’s compensation to median employee compensation. These exemptions will apply for a period up to December 31, 2026, the last day of our fiscal year following the fifth anniversary of GAMC’s initial public offering, or such earlier time as when (i) our annual gross revenue exceeds $1.235 billion, (ii) we issue more than $1.0 billion of non-convertible debt in any three-year period or (iii) we become a large accelerated filer as defined in Rule 12b-2 under the Exchange Act.

Additionally, we are a “smaller reporting company” as defined in Item 10(f)(1) of Regulation S-K. Smaller reporting companies may take advantage of certain reduced disclosure obligations, including, among other things, providing only two years of audited consolidated financial statements.

Item 3. Quantitative and Qualitative Disclosures about Market Risk

As a smaller reporting company, as defined by Rule 12b-2 of the Securities Exchange Act of 1934, as amended, we are not required to provide this information.

Item 4. Controls and Procedures.

Limitations on Effectiveness of Controls and Procedures

In designing and evaluating our disclosure controls and procedures, management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives. In addition, the design of disclosure controls and procedures must reflect the fact that there are resource constraints, and that management is required to apply judgment in evaluating the benefits of possible controls and procedures relative to their costs.

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our principal executive officer and our principal financial officer, evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of September 30, 2024. Based on that evaluation, our Chief Executive Officer and our Chief Accounting Officer concluded that, as a result of the material weakness in our internal control over financial reporting described below, the design and operation of our disclosure controls and procedures were not effective as of September 30, 2024.

Material Weakness

A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of our annual or interim financial statements will not be prevented or detected on a timely basis. The following material weaknesses in our internal control over financial reporting exist as of September 30, 2024:

●	We did not maintain a sufficient complement of personnel possessing the appropriate technical accounting competency, training, and experience to address, review, and record financial reporting transactions under U.S. GAAP or maintain appropriate segregation of duties.

●	We did not design and maintain formal accounting policies, procedures and controls to achieve complete, accurate and timely financial accounting, reporting and disclosures, including controls over the preparation and review of account reconciliations and journal entries.

●	We did not design and maintain formal and effective controls over information technology general controls for IT systems that are relevant to the preparation of the financial statements.

●	We did not maintain formalized minutes for meetings of the Board of Directors throughout the entire year.

We have begun the process of, and are focused on, designing and implementing effective internal controls measures to improve our internal control over financial reporting and remediate these material weaknesses. Our efforts include several actions:

●	We have engaged consultants to provide additional depth and breadth in our technical accounting and financial reporting capabilities.

●	We have engaged consultants to assist with the financial statement closing process and segregating duties among accounting personnel to enable adequate review controls.

●	We have hired key finance roles (VP Finance, and Controller).

The actions that we are taking are subject to ongoing senior management review, as well as oversight of the audit committee of our Board of Directors. We also may conclude that additional measures may be required to remediate the material weaknesses or determine to modify the remediation plans described above. We will not be able to conclude that we have remediated the material weaknesses until the applicable controls are fully implemented and operate for a sufficient period of time and management has concluded, through formal testing, that these controls are operating effectively. We will continue to monitor the design and effectiveness of these and other processes, procedures, and controls and make any further changes management deems appropriate.

Based on additional procedures, management concluded that the condensed consolidated financial statements included in this Quarterly Report on Form 10-Q present fairly, in all material respects, our financial position, results of operations, and cash flows for the periods presented in conformity with accounting principles generally accepted in the United States.

Changes in Internal Control over Financial Reporting

Other than the ongoing remediation efforts described above, there have been no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the three months ended September 30, 2024 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II — OTHER INFORMATION

Item 1. Legal Proceedings

From time to time, we may be a party to various lawsuits, claims and other legal proceedings that arise in the ordinary course of our business. We do not currently have any outstanding material litigation.

Item 1A. Risk Factors

Our future operating results could differ materially from the results described in this Quarterly Report on Form 10-Q due to the risks and uncertainties described below. You should consider carefully the following information about risks below in evaluating our business. If any of the following risks actually occur, our business, financial conditions, results of operations and future growth prospects would likely be materially and adversely affected. In these circumstances, the market price of our Common stock would likely decline. In addition, we cannot assure investors that our assumptions and expectations will prove to be correct. Important factors could cause our actual results to differ materially from those indicated or implied by forward-looking statements. See “Forward-Looking Statements” for a discussion of some of the forward-looking statements that are qualified by these risk factors. Factors that could cause or contribute to such differences include those factors discussed below.

Our history of losses and negative cash flows from operations and the need for substantial capital raise substantial doubt about our ability to continue as a going concern.

In Note 2 to our consolidated financial statements included in this Quarterly Report on Form 10-Q, we disclose that there is substantial doubt about our ability to continue as a going concern. We will need additional capital to support our planned product development and operations. Based upon our current operating plan, we estimate that our cash and cash equivalents as of the issuance date of the unaudited interim condensed consolidated financial statements included in this report are insufficient for us to fund operating, investing, and financing cash flow needs for the twelve months subsequent to the issuance date of these unaudited interim condensed consolidated financial statements. To obtain the capital necessary to fund our operations, we may seek to obtain funds through public or private equity offerings, debt financing transactions, refinancing or restructuring its current debt obligations, or any other means. If we are unable to obtain sufficient funding, we could be forced to delay, reduce or eliminate all of our sales efforts, our research and development programs, future research and development efforts, and our financial condition and results of operations will be materially and adversely affected, and we may be unable to continue as a going concern. Future financial statements may disclose substantial doubt about our ability to continue as a going concern. If we seek additional financing to fund our business activities in the future and there remains substantial doubt about our ability to continue as a going concern, investors or other financing sources may be unwilling to provide additional funding to us on commercially reasonable terms or at all. Additionally, even if we raise sufficient capital through additional equity or debt financings, strategic alternatives or otherwise, there can be no assurance that the revenue or capital infusion will be sufficient to enable us to develop our business to a level where it will be profitable or generate positive cash flow. Any equity securities issued may provide rights, preferences or privileges senior to those of our current holders of Common stock. If we raise funds by issuing debt securities, these debt securities would have rights, preferences and privileges senior to those of holders of Common stock and a substantial portion of our operating cash flow may be dedicated to the payment of principal and interest on such indebtedness, thus limiting funds available for our business activities. The terms of any debt securities issued could also impose significant restrictions on our operations.

We have a history of net losses and may not be able to achieve or maintain profitability in the future.

In the years ended December 31, 2023, and 2022, we incurred net losses of $57.7 million and $51.7 million, respectively. In the nine months ended September 30, 2024, and 2023, we incurred net loss of $59.1 million and $50.1 million, respectively. As of September 30, 2024, our accumulated deficit was $455.5 million. Since our inception, we have been engaged primarily in research and development and early-stage commercial activities. Because we have a limited history of commercial operations and we operate in a rapidly evolving industry, we cannot be certain that we will generate sufficient revenue to achieve or maintain profitability.

Our ability to generate revenue in the near-term is highly dependent on the successful commercialization of our current and future biomaterials products, including b-silk, and the decrease in costs of producing such products, both of which are subject to many risks and uncertainties as described below. We expect that it will take time for b-silk production to ramp up to a more economical scale thereby decreasing our cost of production. As a result, we may have significant losses and negative cash flow as we work to expand our market share for at least the next few years, as we incur additional costs and expenses for the continued development and expansion of our business, including the costs of establishing capacity with our current manufacturing partner and any future manufacturing partners and ongoing expenses of research, product development, and commercialization. The amount we spend will impact on our ability to become profitable and this will depend, in part, on the number of new products that we attempt to develop and the costs of further commercializing our existing products. We may not achieve any or all of these goals and, thus, we cannot provide assurances that we will ever be profitable. Even if we can successfully produce and sell b-silk and our other products, whether we will be able to generate a profit on any of these products is highly uncertain and depends on several factors including the cost of production, the price we are able to charge for these products, further market adoption of our products, and the emergence of competing products.

Our operating results may fluctuate significantly because of a variety of factors, including, but not limited to, end market demand, timing of regulatory actions and variation in manufacturing costs, many of which are outside of its control.

We are subject to, among other things, the following factors that may negatively affect our operating results:

●	The announcement or introduction of new products by our competitors.

●	Fluctuating prices of biomaterials due to availability of raw materials, skepticism of silicone elastomer substitutes, and uncertain rise and fall of current market demands.

●	Changing availability of and prices from contract manufacturers, as well as potential modest capital expenditures depending on the infrastructure of various contract manufacturers.

●	Our ability to upgrade and develop our systems and infrastructure to accommodate growth.

●	Our ability to secure adequate fermentation capacity with our manufacturing partner and any future manufacturing partners.

●	Our ability to secure production of b-silk and any future biomaterial products at scale.

●	Our ability to attract and retain key personnel in a timely and cost-effective manner.

●	Our ability to attract new customers, retain existing customers, and maintain or increase order volume from existing customers.

●	Technical difficulties.

●	The amount and timing of operating costs and capital expenditures relating to the expansion of our business, operations and infrastructure.

●	Our ability to identify and enter into relationships with appropriate and qualified third-party providers of necessary testing and manufacturing services.

●	Regulation by federal, state or local governments; and

●	General economic conditions, as well as economic conditions specific to the cosmetics and personal care industry.

As a result of our limited operating history and the nature of the markets in which we compete, it is difficult for us to forecast our revenues or earnings accurately. We have based our anticipated future expense levels largely on our investment plans and estimates of future events, although certain of our expense levels will largely become fixed. As a strategic response to changes in the competitive environment, we may from time to time make certain decisions concerning expenditures, pricing, service or marketing that could have a material and adverse effect on our business, results of operations and financial condition, either for several periods or more generally.

We may incur significant expenses and capital expenditures in the future to execute our business plan and we may be unable to adequately control our expenses or raise additional capital on favorable terms, if at all.

Subject to the availability of the capital, we plan to make capital expenditures and may incur significant capital expenditures in the future as we expand our research and business. In addition, cash requirements relate primarily to working capital needed to operate and grow our business, including funding operating expenses, growth in working capital requirements to support increased revenue, continued expansion of our markets, continued development and expansion of our products, expanding fermentation capacity with our manufacturing partner and any future manufacturing partners, and the possible repayment or refinancing of any long-term debt that may be incurred. Our ability to meet future liquidity needs and capital requirements will depend upon numerous factors, including the timing and quantity of product orders and shipments; attaining and expanding positive gross margins for b-silk and future biomaterial products; the timing and amount of our operating expenses; the timing and costs of working capital needs; the timing and costs of expanding our research and development teams; the ability of our customers to continue to order products from us; our ability to obtain financing arrangements to support our operations, including financing arrangements to repay or refinance any long-term debt that may be incurred, and the terms of such agreements that may require us to pledge or restrict substantial amounts of our cash to support these financing arrangements; the timing and costs of hiring and training necessary personnel; the extent to which our products gain more market acceptance; the timing and costs of product development and introductions; the extent of our ongoing and new research and development initiatives; and changes in our strategy or our planned activities. In addition, if we are unable to fund our operations with the cash flows from operations and cannot obtain external financing on favorable terms or at all, we may not be able to sustain future operations which could cause us to delay, reduce or cease operations and could have a material adverse effect on our business, results of operations and financial condition.

We may not be able to generate sufficient cash to service all our debt obligations and may be forced to take other actions to satisfy our obligations under our debt obligations, which may not be successful.

Our ability to make scheduled payments on or to refinance our debt service obligations and other obligations depends on our ability to generate cash in the future and our financial condition and operating performance, which are subject to prevailing economic and competitive conditions and to certain financial, business and other factors beyond our control. We cannot assure you that we will maintain a level of cash flows from operating activities sufficient to permit us to pay the principal, premium, if any, and interest on our debt. As of September 30, 2024, we have estimated principal and interest payments on debt due in the next twelve months of zero and $1.5 million, respectively.

If our cash flows and capital resources are insufficient to fund our debt service and other obligations, we may be forced to reduce or delay investments and capital expenditures, or to sell assets, or to seek additional capital or restructure or refinance our debt. These alternative measures may not be successful and may not permit us to meet our scheduled debt obligations. If our operating results and available cash are insufficient to meet our debt service and other obligations, we could face substantial liquidity problems and might be required to dispose of material assets or operations to meet our debt service and other obligations. We may not be able to consummate those dispositions or to obtain the proceeds sought from them, and these proceeds may not be adequate to meet any debt service or other obligations then due. Further, we may need to refinance all or a portion of our debt on or before maturity, and we cannot assure you that we will be able to refinance any of our debt on commercially reasonable terms or at all.

We may be able to incur more debt in the future, which could further exacerbate the risks of leverage, including the ability to service our indebtedness.

We may need to incur additional debt in the future to further our research and development into products, marketing, or working capital. Although the covenants contained in our current indebtedness instruments may impose some limits on our ability to incur new debt, these agreements may permit the incurrence of significant additional debt if we satisfy certain conditions, or such debt instruments may be amended in the future to do so. If we incur new debt, the risks related to being in a highly leveraged company that we now face could intensify, including our ability to service such indebtedness.

We are subject to several restrictive debt covenants under the Ginkgo Note Purchase Agreement.

In April 2024, we entered into a second amendment to our note purchase agreement, dated October 14, 2022 (the “Ginkgo Note Purchase Agreement”) with Ginkgo Bioworks, Inc. (“Ginkgo”) to modify our outstanding senior secured notes (the “Senior Secured Notes”) held by Ginkgo. As amended, the Ginkgo Note Purchase Agreement contains customary affirmative covenants and also contains restrictive covenants, including, among others, limitations on: the incurrence of additional debt, liens or other encumbrances on property, acquisitions and investments, loans and guarantees, mergers, consolidations, liquidations and dissolutions, asset sales, dividends and other payments in respect of our capital stock, prepayments of certain debt, transactions with affiliates and changes to our type of business, management of the business, control of the business or business locations. Additionally, the Ginkgo Note Purchase Agreement contains subjective acceleration clauses to accelerate the maturity date of the Senior Secured Notes if a material adverse change has occurred within the business, operations, or financial condition of the Company.

Our ability to generate sufficient cash from operations to meet our debt obligations will depend upon our future operating performance, which will be affected by general economic, financial, competitive, business and other factors beyond our control. A breach of any of these covenants or restrictions, as applicable, or any inability to pay interest on, or principal of, our outstanding debt as it becomes due could result in an event of default. Upon an event of default, if not waived by our lenders, our lenders may declare all amounts outstanding as due and payable. Such an acceleration of the maturity of our indebtedness may, among other things, prevent or limit us from engaging in transactions that benefit us, including responding to changing business and economic conditions and taking advantage of attractive business opportunities.

Our ability to use net operating losses to offset future taxable income will be subject to certain limitations as a result of the Business Combination and related transactions.

As of December 31, 2023, we had federal net operating loss (“NOL”) carryforwards of $341.0 million of which $73.3 million will begin to expire in 2030 and $224.4 million of which can be carried forward indefinitely. As of December 31, 2023, we had state NOL carryforwards of $258.4 million which begin to expire in various amounts in 2030. We may have generated additional NOLs since then. A portion of these NOL carryforwards could expire unused and be unavailable to offset future taxable income. In addition, in general, under Sections 382 and 383 of the Code, a corporation that undergoes an “ownership change” is subject to limitations on its ability to utilize its pre-change NOLs to offset future taxable income. For these purposes, an ownership change generally occurs where the aggregate stock ownership of one or more stockholders or groups of stockholders who own at least 5% of a corporation’s stock increases its ownership by more than 50 percentage points over its lowest ownership percentage within a specified testing period. Our existing NOLs could be subject to limitation under Sections 382 and 383 of the Code if we have undergone, or undergo in the future, any ownership changes for purposes of these provisions. The Business Combination and related transactions constituted such an ownership change. Our NOLs may also be impaired under state law. A portion of our existing NOLs is also subject to the so called separate-return-limitation-year (“SRLY”) rules that apply to consolidated tax groups.

Our ability to utilize our NOLs is also conditioned upon attaining profitability and generating U.S. federal and state taxable income. As described under the risk factor titled “We have a history of net losses and may not be able to achieve or maintain profitability in the future,” we have incurred significant net losses in the past, and it is anticipated that we will continue to incur significant losses in the future; therefore, we do not know whether or when we will generate the U.S. federal or state taxable income necessary to utilize our NOL carryforwards, even to the extent they are not subject to limitation by Sections 382 and 383 of the Code or the SRLY rules.

Risks Related to Our Products and Operations

Our revenue is primarily generated from sales of our b-silk product, and we are therefore highly dependent on the success of this product.

To date, substantially all our revenue has been derived, and we expect it to continue to be substantially derived, from sales of b-silk. We began commercializing b-silk in direct-to-consumer products in 2018 and in business-to-business products in 2020, but our commercialization of b-silk to date has still been limited. Customer awareness of, and experience with, b-silk has been and is currently limited. As a result, b-silk has limited product and brand recognition within the beauty and personal care market as a substitute for silicone elastomers. We do not have a long history operating as a commercial company, and the novelty of b-silk, together with our limited commercialization experience, makes it difficult to evaluate our current business and predict our prospects with precision. These factors also make it difficult for us to forecast our financial performance and future growth, and such forecasts are subject to several uncertainties, including those outside of our control.

b-silk and future biomaterial product candidates may not achieve market success. If our products do not achieve market success, we may be unable to generate significant revenues.

We currently have limited customer commitments for commercial quantities of our b-silk. Some prospective customers are currently evaluating and testing b-silk prior to making large-scale purchase decisions. The successful commercialization of b-silk is also dependent on additional customers’ ability to commercialize the end-products that they make from b-silk, which may never gain market acceptance.

Market acceptance of b-silk and future biomaterial product candidates will depend on numerous factors, many of which are outside of our control, including among others:

●	Public acceptance of b-silk and future biomaterial product candidates.

●	Our ability to produce b-silk with consistent quality that offers functionality comparable or superior to existing or new silicone elastomers or silicone elastomer alternatives.

●	Our ability to produce b-silk and future biomaterial product candidates to fit their intended purposes.

●	Our ability to demonstrate the benefits of b-silk in terms of safety and efficacy, as well as meet “clean beauty” standards such as biodegradability and environmental friendliness.

●	Our ability to maintain and obtain further necessary regulatory approvals for b-silk.

●	The speed at which potential customers qualify b-silk for use in their products, including any required third-party testing.

●	Our ability to produce new products or customizations of existing products to match changes in public demand.

●	The time it takes for our commercial-scale volume to be established.

●	The pricing of b-silk and future biomaterial product candidates compared to competitive products, including silicone-based elastomers.

●	The effectiveness of our market strategy.

●	Ease of administration of our products.

●	The strategic reaction of companies that market competitive products.

●	Our reliance on third party manufacturing partners to produce b-silk.

●	Our reliance on third parties who support or control distribution channels; and

●	General market conditions include fluctuating demand for b-silk and our future biomaterial product candidates.

We may be unable to manage rapid growth effectively, and our ability to successfully implement our business plan will depend on a number of factors outside of our control.

Any failure by us to manage growth effectively could have a material and adverse effect on our business, results of operations and financial condition. We anticipate that a period of significant expansion will be required to address potential growth, including expanding the production of b-silk and research activities. This expansion will place a significant strain on our management, operational and financial resources. To manage the expected growth of our operations and personnel, we must establish appropriate and scalable operational and financial systems, procedures and controls and must establish a qualified finance, administrative and operations staff. Our management may be unable to hire, train, retain and manage the necessary personnel or to identify, manage and exploit potential strategic relationships and market opportunities.

We currently rely on a single manufacturing partner and manufacturing facility for the production of b-silk and in the future intend to rely on a small number of manufacturing partners and manufacturing facilities both in the U.S. and internationally.

While we expect to enter into manufacturing agreements with multiple manufacturers to increase the supply of b-silk and limit our reliance on any one manufacturing partner, we currently rely on a single manufacturing partner, Laurus Bio, and a single manufacturing facility of Laurus Bio (the “Laurus Bio Facility”) to produce b-silk. The Laurus Bio services agreement was renewed in October 2024. Additionally, adverse changes or developments affecting our relationship with Laurus Bio or the Laurus Bio Facility could impair our ability to produce b-silk. Any shutdown or period of reduced production at the Laurus Bio Facility or the manufacturing facilities of future manufacturing partners, which may be caused by regulatory noncompliance or other issues, as well as other factors beyond our control, such as severe weather conditions, natural disaster, fire, power interruption, work stoppage, disease outbreaks or pandemics, acts of war, political unrest, equipment failure, delay in supply delivery, or shortages of material, equipment, decreased fermentation capacity, or labor, would significantly disrupt our ability to product b-silk in a timely manner, meet our contractual obligations and operate our business. The Laurus Bio Facility is in Bangalore, India, which may increase the magnitude of disruption from any of the foregoing events, or adversely impact our customers’ or prospective customers’ confidence in the stability of our supply chain. Performance guarantees may not be sufficient to cover damages or losses, or the guarantors under such guarantees may not have the ability to pay. Any insurance coverage we have may not cover or be sufficient to fully cover all our potential losses and may not continue to be available to us on acceptable terms, or at all.

Additionally, because our operations depend on an international manufacturing partner, we are subject to risks that are inherent in operating globally, including:

●	Changes in laws and regulations or imposition of currency restrictions and other restraints in various jurisdictions.

●	Limitation of ownership rights, including expropriation of assets by a local government, and limitation on the ability to repatriate earnings.

●	Sovereign debt crises and currency instability in developed and developing countries.

●	Imposition of burdensome tariffs and quotas.

●	Difficulty in staffing and managing global operations.

●	Difficulty in enforcing agreements, collecting receivables and protecting assets through non-U.S. legal systems.

●	National and international conflict, including war, civil disturbances and terrorist acts; and

●	Economic downturns and social and political instability.

These risks could increase our cost of doing business internationally, increase our counterparty risk, disrupt our operations, disrupt the ability of suppliers and customers to fulfill their obligations and limit our ability to sell our product in certain markets.

Pricing and availability for b-silk and our future products may be impacted by factors out of our control, including, but not limited to, end market demand, variation in manufacturing costs, and supplier availability.

Pricing and availability of b-silk can be volatile due to numerous factors beyond our control, including general, domestic and international economic conditions, labor costs, production levels, competition for fermentation capacity and consumer demand. This volatility could significantly affect the availability and cost of b-silk for us, and may therefore have a material adverse effect on our business, results of operations and financial condition. We believe pricing and availability of any of our future biomaterial products may be similarly volatile.

We currently outsource the production of b-silk to a single third-party manufacturing partner. Our contract manufacturing partner secures all of the necessary raw materials. Due to the high rate of growth in the silicone elastomer replacement market, the demand for raw materials used in our products may outpace supply, which could result in price increases and deficits in the supply necessary to meet customer demand. If we are unable to secure the required quantities of third-party raw materials, we may not be able to fulfil customer demand or any forecasts or guidance we provide to the public.

If our costs of producing b-silk materially increase, we would have to raise our prices, which could negatively impact on our ability to gain new customers and keep existing customers.

We currently rely on a single manufacturing partner to produce b-silk. The price we pay our contract manufacturing partner for b-silk has depended in part on the fluctuating cost of the raw materials used in the manufacturing processes, particularly urea costs. While we have negotiated fixed prices for upcoming production runs, we may not be able to secure such agreements in the future. We have faced, and could continue to face, resistance from some customers in accepting any increase in our prices as a result of market acceptance and the cost of producing b-silk. Some multi-year contracts and non-contractual pricing arrangements with customers may permit limited price adjustments to reflect increased costs. However, such adjustments may not occur quickly enough, or be sufficient, to prevent a materially adverse effect on net income and cash flow. Furthermore, any price adjustments may not cover all input costs, and these adjustments are not present in many of our customer contracts. In the event we experience increased b-silk costs, we may have to raise our prices, which could affect our ability to gain new customers or retain existing customers. Further, our inability to raise our prices to mitigate the effects of these increased input costs could have a material adverse effect on our financial results.

We may also experience material increases in customer cancellations or reductions in the future on account of the macroeconomic environment, especially in the event of a prolonged recession or a worsening of current conditions as a result of many factors, including inflation. As a result, we may have to make changes to our pricing model to address these dynamics, any of which could adversely affect our business, results of operations and financial condition.

There can be no assurance our manufacturing suppliers will provide the quality needed by us in the quantities requested or at a reasonable price. Because we do not control the actual production of b-silk, we are also subject to delays caused by interruption in production including but not limited to those resulting from conditions outside of our control, such as pandemics, weather, transportation interruptions, labor shortages, strikes, terrorism, natural disasters, and other catastrophic events.

We have limited experience in marketing and selling b-silk, and if we are unable to gain market acceptance from consumer product companies and others, our business may be adversely affected.

We sell b-silk through our own direct sales force, and we have limited experience in marketing and selling b-silk. Our future sales will depend in large part on our ability to increase our marketing efforts and adequately address our customers’ needs. The beauty and personal care market is a large and diverse market, and competition for sales and marketing personnel is intense. We may not be able to attract and retain sufficient personnel to maintain an effective sales and marketing force. In addition, if we choose in the future to use distribution partners, we will likely have less control over the sales and marketing personnel of our distribution partners. The personnel at such distribution partners may therefore not be adequately trained with respect to our products or may not be sufficiently incentivized to sell b-silk. If we are unable to successfully market our products and adequately address our customers’ needs, it could negatively impact sales and market acceptance of our products and we may never generate sufficient revenue to achieve or sustain profitability.

A limited number of customers, distributors and collaboration partners account for a material portion of our revenue and they may continue to do so for the foreseeable future. The loss of major customers, distributors or collaboration partners could harm our operating results.

Our revenues have varied materially from quarter to quarter and are dependent on sales to, and collaborations with, a limited number of customers, distributors and/or collaboration partners. For example, for the year ended December 31, 2023, one customer accounted for approximately 95% of our revenue. Our agreement with this customer, which operates primarily in the United States, has historically included minimum purchase requirements for 2022, 2023, 2024 and 2025 of $0.5 million, $1.0 million, $1.5 million and $2.25 million, respectively, and will terminate on December 31, 2026 or earlier by mutual written agreement of the parties or for any reason upon 180 days’ written notice. The minimum purchase requirements stipulate minimum amounts of b-silk that the customer is required to purchase from us during the specified years, and the maximum prices at which we can sell those amounts of b-silk to the customer during those years, as well as an annual priority fee that The customer is obligated to pay us, which is several hundred thousand dollars annually.

We believe our revenue concentration for 2023 was primarily attributable to our limited history of commercial operations and limited revenue, which we expect will dissipate as additional customers and potential customers progress through their own testing, validation and development cycles with b-silk and transition to using b-silk in their commercial products, which will lead to increased demand for b-silk from additional customers. We believe this concentration for 2023 was also attributable to buying patterns from the customer that we do not expect to continue past 2023 due to changes in the customer’s sales plans that it has communicated to us. In the nine months ended September 30, 2024, the customer accounted for none of our revenue. However, until we can achieve broader market acceptance of b-silk, we may face risks associated with concentrated customer base. There are risks whenever a significant percentage of revenue is concentrated with a limited number of customers. For example, revenue from these customers may fluctuate from time to time based on these customers’ business needs or financial condition, the timing of which may be affected by market conditions or other facts outside of our control. These customers could also potentially pressure us to reduce the prices we charge for our product, which could have an adverse effect on our margins and financial position and could negatively affect our revenue and results of operations. If any of our largest customers terminates its relationship with us, such termination could negatively affect our revenues and results of operations.

We cannot be certain that customers, distributors and/or collaboration partners that have accounted for material revenues in past periods, individually or as a group, will continue to generate similar revenues in any future period. If we fail to renew with, or if we lose a major customer, distributor or collaboration partner, our revenues could decline if we are unable to replace the lost revenues with revenues from other sources. Furthermore, if we lose one or more of our distributors and cannot replace the distributor in a timely manner or at all, our business, results of operation and financial condition may be materially adversely affected.

Our estimated contracted revenues vary from purchase orders on an “as needed” basis to contracts with minimum purchase obligations, and the failure of our customers to continue placing orders or to abide by their contracts could have a material adverse effect on our operations and financial results.

For the nine months ended September 30, 2024 and 2023, 100% and 1% of our product revenue was derived from purchase orders made by customers on an as-needed basis, and 0% and 99% of orders occurred under specified multi-year minimum contractual purchase obligations, respectively. Going forward, we expect to encounter a mixture of multi-year contractual purchase commitments and as-needed purchase orders. As a result, our manufacturing volume will continue to be based on estimates and forecasts that can be incorrect. Additionally, customers issuing purchase orders can cancel purchase orders or reduce or delay orders at any time. Incorrect estimates and projections or the cancellation, delay, or reduction of customer purchase orders, or customers’ failure to fulfill their minimum purchase obligations could result in reduced sales, excess inventory, unabsorbed overhead, and reduced income from operations.

We often schedule internal production levels and place orders for b-silk with our manufacturing partner before receiving firm orders from our customers. Therefore, if we fail to accurately forecast customer demand, we may experience excess inventory levels or a shortage of products to deliver to our customers. Factors that could affect our ability to accurately forecast demand for our products include the following:

●	An increase or decrease in consumer demand for b-silk or for the products of our competitors.

●	Our failure to accurately forecast consumer acceptance of new product candidates.

●	Delays in the production of b-silk, or the unsatisfactory performance of our manufacturing partner.

●	Delays in the ability of b-silk to meet certain customer performance requirements and other specifications.

●	New product introductions by us or our competitors.

●	Changes in our relationships with our customers.

●	Changes in general market conditions or other factors that may result in cancellations of orders or a reduction or increase in the rate of reorders placed by retailers.

●	Changes in laws and regulations applicable to our products or the way we sell b-silk; and

●	Weak economic conditions or consumer confidence, which could reduce demand for b-silk.

Inventory levels higher than consumer demand may result in inventory write-downs and the sale of excess inventory at discounted prices, which could have an adverse effect on our business, results of operations and financial condition. Any overestimation of the demand for b-silk will result in a decline in forecasted revenue. Additionally, if we underestimate or are otherwise unable to produce enough b-silk from our manufacturing partner or any future manufacturing partners to meet the demand for b-silk, we may not be able to meet customer demand, resulting in delays in the shipment of products and lost revenue, and damage to our reputation and customer and consumer relationships. We may not be able to manage inventory levels successfully to meet future order and reorder requirements.

We may face challenges selling b-silk and future biomaterial products at commercial scale and at commercially viable cost, and we may not be able to commercialize b-silk or future biomaterial products to the extent necessary to make a profit or sustain and grow our current business.

To commercialize b-silk and future biomaterial products, we must be successfully producing at commercial scale or at a commercially viable cost. If we cannot achieve commercially viable production economics with our manufacturing partner or any future manufacturing partners for enough b-silk or our future biomaterial products to support our business plan, including through establishing and maintaining sufficient production scale and volume, we will be unable to achieve a sustainable products business. Our production costs depend on many factors that could have a negative effect on our ability to offer our planned products at competitive prices, including our ability to establish and maintain sufficient production scale and volume, exchange rates and contract manufacturing costs.

To reduce per-unit production costs to be able to reliably sell b-silk with positive margins, we must increase the amount of b-silk we purchase from our manufacturing partner or future manufacturing partners to achieve economies of scale and optimize the manufacturing process to make the manufacturing process more efficient. However, if we do not sell production output in a timely manner or in sufficient volumes, our investment in production will lead to higher working capital costs, which harms our cash position and could generate losses. Additionally, we may incur added storage costs as well as supply chain delays and disruptions, all of which can adversely affect the value of such products. Since achieving competitive product prices generally requires increased production volumes and cash flows from sales are in their early stages, we have had to produce and sell b-silk at a loss in the past, and we may continue to do so as we build our business. If we are unable to achieve adequate revenues from a combination of b-silk sales and other sources such as future biomaterial products, we may not be able to invest in production and we may not be able to pursue our business plans.

Certain contracts granting exclusivity rights to customers may limit our ability to sell products in certain markets.

We may enter into certain agreements with customers, which, subject to the terms therein, grant these customers the exclusive right with respect to certain limited applications to purchase certain products from us for a contractually specified period of time. These arrangements could prevent us from selling products to certain prospective customers, which could have a material and adverse impact on our potential revenues and our ability more generally to expand our customer base and product lines.

We may face substantial competition from incumbent materials as well as other new entrants, and if we are unable to continue developing innovative products and technologies and/or scale our production of b-silk, we may fail to gain, or may lose, market share to our competitors.

We face and will face substantial competition from a variety of companies in the cosmetic ingredients segment. Some competitors’ products are suitable for a range of uses at a price that may be lower than our product offerings. Many of these companies have longer operating histories, greater name recognition, larger customer bases, and significantly greater financial, sales and marketing, manufacturing, technical, and other resources than us. Our competitors may be able to adapt more quickly to new or emerging technologies, changes in customer requirements and changes in laws and regulations. In addition, current and potential competitors have established or may establish financial or strategic relationships among themselves or with existing or potential customers or other third parties. Accordingly, new competitors or alliances among competitors could emerge and rapidly acquire a significant market share. There can be no assurance that we can develop products that are more effective or achieve greater market acceptance than competitive products, or that our competitors will not succeed in developing products and technologies that are more effective than those being developed by us and that would therefore render our products and technologies less competitive or even obsolete. We cannot assure you that we will be able to compete successfully against current or new competitors. We believe our ability to compete successfully in designing, engineering, and manufacturing our products at significantly reduced cost to customers does and will depend on a number of factors, which may change in the future due to increased competition, our ability to develop new technologies and to meet our customers’ needs and the availability of our offerings. If we are unable to compete successfully, our business, results of operations and financial condition would be adversely affected.

If we are unable to coordinate with our current manufacturing partner and any future manufacturing partners to successfully commence, scale up or sustain production of b-silk at existing and planned manufacturing facilities, our customer relationships, business and results of operations may be adversely affected.

A substantial component of our planned production capacity in the near and long-term depends on successful operations at our existing and potential large-scale manufacturing partners. We may partner with additional manufacturing facilities which we expect will allow us to increase production capacity. However, there can be no assurances that we will be able to commence operations or contract additional production capacity on our expected timeline, if at all. Delays or problems in the start-up or operation of facilities could cause delays in our ramp-up of production and hamper our ability to reduce our production and logistics costs. Delays could occur due to a variety of factors, including regulatory requirements and our ability to fund commissioning costs.

Once each production, purification, and downstream processing source is secured, they must perform as we expect. If our suppliers encounter significant delays in financing, cost overruns, engineering issues, contamination problems, equipment or raw material supply constraints, unexpected equipment maintenance requirements, safety issues, work stoppages or other serious challenges in bringing these facilities online for our products and operating them at commercial scale, including as a result of the impacts of the COVID-19 pandemic, we may be unable to supply our renewable products in the time frame and at the cost we have planned. It is difficult to predict the effects of scaling up production of industrial fermentation to commercial scale, as it involves various risks to the quality and consistency of our molecules. In addition, in order to produce molecules at existing and potential future plants, suppliers have been and may in the future be required to perform thorough transition activities and modify the design of plants. Any modifications to the manufacturing facility could cause complications in the operations of the plant, which could result in delays or failures in production. If we are unable to contract additional manufacturing capacity necessary to meet existing and potential customer demand, we may need to continue to use, or increase our use of, existing contract manufacturing sources, which may not be available on terms acceptable to us, if at all, and generally entail greater cost to us and would therefore reduce our anticipated gross margins. Further, if our efforts to increase (or commence, as the case may be) contracted production are not successful, our existing partners may decide not to work with us to develop additional production capacity, demand more favorable terms or delay their commitment to invest capital in our production. If we are unable to increase and sustain manufacturing capacity and operations sufficient to satisfy the existing and potential demand of our customers and partners, our business and results of operations may be adversely affected.

Our financial results could vary materially from quarter to quarter and are difficult to predict.

Our revenues and results of operations could vary materially from quarter to quarter because of a variety of factors, many of which are outside of our control. As a result, comparing our results of operations on a period-to-period basis may not be meaningful. Factors that could cause our quarterly results of operations to fluctuate include:

●	achievement, or failure, with respect to technology, product development or manufacturing milestones needed to allow us to enter identified markets on a cost-effective basis or obtain milestone-related payments from collaboration partners;

●	delays or greater than anticipated expenses associated with the use of new manufacturing partners;

●	the cost of conducting research and development activities to optimize b-silk and future biomaterial products;

●	impairment of assets based on shifting business priorities and working capital limitations;

●	disruptions in the production process at any manufacturing facility, including disruptions due to outbreak of disease, contamination, safety or other technical difficulties, or scheduled downtime as a result of transitioning equipment to the production of b-silk;

●	losses of, or the inability to secure new customers, collaboration partners, contract manufacturers, suppliers or distributors;

●	losses associated with producing our products as we ramp to commercial production levels;

●	the timing and size of b-silk sales to customers;

●	increases in price or decreases in availability of b-silk;

●	the unavailability of contract manufacturing capacity altogether or at reasonable cost;

●	exit costs associated with terminating contract manufacturing relationships;

●	fluctuations in foreign currency exchange rates;

●	change in the fair value of debt and derivative instruments;

●	fluctuations in the price of and demand for silicone elastomers and other products for which b-silk is an alternative;

●	variability in sales of b-silk;

●	competitive pricing pressures, including decreases in average selling prices of b-silk;

●	unanticipated expenses or delays associated with changes in governmental regulations and environmental, health, labor and safety requirements;

●	departure of executives or other key management employees resulting in transition and severance costs;

●	our ability to use our net operating loss carryforwards to offset future taxable income;

●	business interruptions such as pandemics or natural disasters like earthquakes and tsunamis;

●	our ability to integrate businesses that we may acquire in the future;

●	risks associated with the international aspects of our business; and

●	changes in general economic, industry and market conditions, both domestically and in our foreign markets, including rising interest rates, taxes and inflation.

Due to the factors described above, among others, the results of any quarterly or annual period may not meet our expectations or the expectations of our investors and may not be meaningful indications of our future performance.

We depend on key personnel.

We depend greatly on our executive officers and other employees. Our success will depend, in part, upon our ability to attract and retain additional skilled personnel. There can be no assurance that we will be able to find, attract and retain additional qualified employees, directors, and advisors having the skills necessary to operate, develop and grow our business. Our inability to hire qualified personnel, the loss of services of any of our executive officers, or the loss of services of other key employees, or advisors that may be hired in the future, may have a material and adverse effect on our business.

Our management has limited experience in operating a public company.

Our executive officers have limited experience managing a publicly traded company, interacting with public company investors, and complying with the increasingly complex laws pertaining to public companies. Our management team may not successfully or efficiently manage their new roles and responsibilities. The transition to being a public company subjects us to significant regulatory oversight and reporting obligations under the federal securities laws and the continuous scrutiny of securities analysts and investors. These new obligations and constituents will require significant attention from our senior management and could divert their attention away from the day-to-day management of our business, which could adversely affect our business, results of operations and financial condition.

An increase in our shipping and freight costs could have a material adverse effect on our financial results because we may not be able to pass through all of these increased costs to our customers.

We currently rely upon third-party transportation providers for a significant portion of our product shipments. Our utilization of delivery services for shipments is subject to risks, including increases in fuel prices and container costs, which would increase our shipping costs, increased labor costs and employee strikes, disease outbreaks or pandemics (such as COVID-19), and inclement weather, which may impact the ability of providers to provide delivery services that adequately meet our shipping needs, if at all. In the past, we have seen our shipping and freight costs fluctuate substantially, particularly during COVID-19. While we presently transfer all shipping and freight costs to customers, we may not always be able to secure such terms and will continue to have shipping and freight costs associated with our business development activities. To the extent we are not able to transfer an increase in freight and shipping costs to our customers, it may have a negative impact on our profitability.

We have identified material weaknesses in our internal control over financial reporting. If we are unable to remediate these material weaknesses, or if we identify additional material weaknesses in the future or otherwise fail to maintain an effective system of internal control over financial reporting, we may not be able to accurately or timely report our financial condition or results of operations, which may adversely affect investor confidence in, and the value of, our Common stock.

As a public company, our management is required to establish and maintain internal control over financial reporting required by Section 404(a) of the Sarbanes-Oxley Act. If we are unable to establish or maintain appropriate internal control over financial reporting or implement these additional requirements in a timely manner or with adequate compliance, it could result in material misstatements in our consolidated financial statements, failure to meet our reporting obligations on a timely basis, increases in compliance costs, and subject us to adverse regulatory consequences, all of which may adversely affect investor confidence in, and the value of, our Common stock.

A company’s internal control over financial reporting is a process designed by, or under the supervision of, that company’s principal executive and principal financial officers, or persons performing similar functions, and influenced by that company’s Board of Directors, management and other personnel, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements in accordance with U.S. GAAP. Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with policies or procedures may deteriorate.

A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of our annual or interim financial statements will not be prevented or detected on a timely basis. The following material weaknesses in our internal control over financial reporting exist as of September 30, 2024:

●	We did not maintain a sufficient complement of personnel possessing the appropriate technical accounting competency, training, and experience to address, review, and record financial reporting transactions under U.S. GAAP or maintain appropriate segregation of duties.

●	We did not design and maintain formal accounting policies, procedures and controls to achieve complete, accurate and timely financial accounting, reporting and disclosures, including controls over the preparation and review of account reconciliations and journal entries.

●	We did not design and maintain formal and effective controls over information technology general controls for IT systems that are relevant to the preparation of the financial statements.

●	We did not maintain formalized minutes for meetings of the Board of Directors throughout the entire year.

We have begun the process of, and are focused on, designing and implementing effective internal controls measures to improve our internal control over financial reporting and remediate these material weaknesses. Our efforts include several actions:

●	We have engaged consultants to provide additional depth and breadth in our technical accounting and financial reporting capabilities.

●	We have engaged consultants to assist with the financial statement closing process and segregating duties among accounting personnel to enable adequate review controls.

●	We have hired key finance roles (i.e., VP Finance, and Controller).

Although our management intends to complete these remediation efforts as quickly as practicable, it cannot at this time estimate how long it will take. The primary costs associated with these remediation efforts are corresponding recruiting and additional salary and consulting costs, which are difficult to estimate at this time, but which may be significant. These additional resources and procedures are intended to enable us to broaden the scope and quality of our internal review of underlying information related to financial reporting and to formalize and enhance our internal control procedures. However, while we are designing and implementing measures to remediate our existing material weaknesses, we cannot predict the success of such measures or the outcome of our assessment of these measures at this time. Our current controls and any new controls that we develop may become inadequate because of changes in conditions in our business, personnel, IT systems and applications, or other factors. If we fail to remediate our existing material weaknesses or identify new material weaknesses in our internal controls over financial reporting, if we are unable to comply with the requirements of Section 404 of the Sarbanes-Oxley Act in a timely manner, if we are unable to conclude that our internal controls over financial reporting are effective, or if our independent registered public accounting firm is unable to express an opinion as to the effectiveness of our internal controls over financial reporting when required to do so, it is possible that a material misstatement of our financial statements would not be prevented or detected on a timely basis, investors may lose confidence in the accuracy and completeness of our financial reports, and the market price of the Common stock could be negatively affected.

As a remote-first company, we are subject to heightened operational and cybersecurity risks.

As a remote-first company, we are subject to heightened operational and cybersecurity risks. We are a remote-first company, meaning that for all existing roles many of our employees work from their homes or other non-company dwellings. For example, technologies in our employees’ and service providers’ homes and shared office spaces may not be as robust and could cause the networks, information systems, applications, and other tools available to employees and service providers to be more limited or less reliable. Further, the security systems in place at our employees’ and service providers’ homes and shared office spaces may be less secure than those used in corporate offices, and while we have implemented technical and administrative safeguards to help protect our systems as our employees and service providers work from home, we may be subject to increased cybersecurity risk which could expose us to risks of data or financial loss, and could disrupt our business operations. There is no guarantee that the data security and privacy safeguards we have put in place will be completely effective or that we will not encounter risks associated with employees and service providers accessing company data and systems remotely. We also face challenges due to the need to operate with a remote workforce and are addressing so to minimize the impact on our ability to operate.

Risks Related to Intellectual Property and Information Technology

We may not be able to protect adequately our patents and other intellectual property assets, which could adversely affect our competitive position and reduce the value of our products, and litigation to protect our patents and intellectual property assets may be costly.

Our commercial success may depend in part on our ability to obtain patent protection for technologies and products we develop, to preserve trade secrets and to operate without infringing the proprietary rights of others. There can be no assurance that any patents or patent applications that we own, obtain or file or are able to obtain or license from third parties will afford any competitive advantages or will not be challenged or circumvented by third parties. Furthermore, there can be no assurance that others will not independently develop similar technologies or duplicate any technology developed by us. Because of the extensive time required for development, testing and regulatory review of a potential product, it is possible that before any of our potential products can be commercialized, any related patents may expire or may have only a brief remaining life span following commercialization, thus reducing any advantage of the patents.

If we are not able to obtain patent coverage or defend the patent protection for our technologies, then we will not be able to exclude competitors from developing or marketing competing technologies, and we may not generate enough revenue from product sales to justify the cost of development of our technologies and to achieve or maintain profitability. The patents currently in the portfolio have expiration dates ranging from 2034 to 2040 and any patents resulting from pending patent applications are expected to have durations that will expire between 2034 and 2044.

Our patent position involves complex legal and factual questions. Accordingly, we cannot predict the breadth of claims that may be allowed or enforced in our patents or in third-party patents. Patents may not be issued for any pending or future pending patent applications owned by or licensed to us, and claims allowed under any issued patent or future issued patent owned or licensed by us may not be valid or sufficiently broad to protect our technologies. Moreover, we may be unable to protect certain of our intellectual property in the United States or in foreign countries. Foreign jurisdictions may not afford the same protections as U.S. law, and we cannot ensure that foreign patent applications will have the same scope as the U.S. patents. There will be many countries in which we will choose not to file or maintain patents because of the costs involved. Competitors may also design around our technology or develop competing technologies.

Additionally, any issued patents owned by or licensed to us now or in the future may be challenged, invalidated or circumvented. To the extent competitors or other third parties develop and market products or procedures that we believe infringe our patents and proprietary rights, we may be compelled to initiate lawsuits to protect and enforce our intellectual property rights. Such litigation is typically expensive, time-consuming and uncertain as to outcome, and may involve opponents who have much more extensive financial resources than we do. An unfavorable outcome of any such litigation could have a material adverse effect on our business and results of operations.

Third parties may claim that we infringe on their proprietary rights and may prevent us from commercializing and selling our products.

We may be required to defend against challenges to the validity of our patents and against claims relating to the alleged infringement of patent or proprietary rights of third parties.

Litigation initiated by a third-party claiming patent invalidity or patent infringement could:

●	require us to incur substantial litigation expense, even if we are successful in the litigation;

●	require us to divert significant time and effort of our management;

●	result in the loss of our rights to develop, manufacture or market our products; and

●	require us to pay substantial monetary damages or royalties in order to license proprietary rights from third parties or to satisfy judgments or to settle actual or threatened litigation.

Although patent and intellectual property disputes may be settled through licensing or similar arrangements, costs associated with these arrangements may be substantial and could include the long-term payment of royalties. Furthermore, the required licenses may not be made available to us on acceptable terms. Accordingly, an adverse determination in a judicial or administrative proceeding or a failure to obtain necessary licenses could prevent us from manufacturing and selling our products or increase our costs to market our products.

We rely in part on trade secrets to protect our technology, and our failure to obtain or maintain trade secret protection could limit our ability to compete.

We rely on trade secrets to protect some of our technology and proprietary information, especially where we believe patent protection is not appropriate or obtainable. However, trade secrets are difficult to protect. Litigating a claim that a third party had illegally obtained and was using our trade secrets would be expensive and time-consuming, and the outcome would be unpredictable. Moreover, if our competitors independently develop similar knowledge, methods and know-how, it will be difficult for us to enforce our rights, and our business could be harmed.

If we experience a significant disruption in our information technology systems, including security breaches, or if we fail to implement new systems and software successfully, our business operations and financial condition could be adversely affected.

We depend on information technology systems to, among other functions, process orders and bills, collect and make payments, interact with customers and suppliers, manage inventory, coordinate research & development, store scientific and regulatory data, facilitate communication and project management internally and with partners, and otherwise conduct business. We also depend on these systems to respond to customer inquiries, contribute to our overall internal control processes, maintain records of our property, plant and equipment and record and pay amounts due to vendors and other creditors. The failure of our information technology systems to perform as we anticipate could disrupt our business and could result in transaction errors, processing inefficiencies and the loss of sales and customers. As we upgrade or change systems, we may also experience interruptions in service, loss of data or reduced functionality and other unforeseen material issues which could adversely impact our ability to provide quotes, take customer orders and otherwise run our business in a timely manner. In addition, if our new systems fail to provide accurate and increased visibility into pricing and cost structures, it may be difficult to improve or maximize our profit margins. As a result, our results of operations could be adversely affected.

In addition, cyber-attacks or security breaches could compromise confidential, business critical information, cause a disruption in our operations or harm our reputation. Our information technology systems are subject to potential disruptions, including significant network or power outages, cyberattacks, computer viruses, other malicious codes and/or unauthorized access attempts, any of which, if successful, could result in data leaks or otherwise compromise our confidential or proprietary information and disrupt our operations. Despite our efforts to protect sensitive information and comply with and implement data security measures, there can be no assurance that any controls and procedures that we have in place will be sufficient to protect us. Further, as cyber threats are continually evolving, our controls and procedures may become inadequate, and we may be required to devote additional resources to modify or enhance our systems in the future. We may also be required to expend resources to remediate cyber-related incidents or to enhance and strengthen our cyber security. Any such disruptions to our information technology systems, breaches or compromises of data, and/or misappropriation of information could result in violation of privacy and other laws, litigation, fines, negative publicity, lost sales or business delays, any of which could have a material adverse effect on our business, financial condition or results of operations.

Risks Related to Government Regulation

Government regulations and private party actions relating to the marketing and advertising of cosmetic products that include b-silk or other products we develop may restrict, inhibit or delay our ability to sell such products and harm our business.

A variety of federal, state, and foreign government authorities regulate the advertising and promotion of cosmetic products, including the marketing claims that can be made regarding their properties and benefits. In the United States, the Food and Drug Administration (“FDA”) regulates the marketing of cosmetic products. While cosmetic products and labeling do not require pre-market approval and the FDA does not have a list of approved or accepted claims, cosmetic labeling and claims must be truthful and not misleading. In addition, a cosmetic product may not be marketed with claims regarding the treatment or prevention of diseases or conditions or an effect on the structure or function of the body, which would cause such products to meet the definition of a drug and be subject to the requirements applicable to drug products. The FDA has issued warning letters to companies marketing their cosmetic products or ingredients for improper drug claims, including, for example, product claims regarding anti-aging properties and barrier defense to protect the skin.

In addition, consumer protection laws and regulations governing our business continue to expand. In some states such as California, class-action lawsuits may be based on similar standards regarding false and misleading advertising and other increasingly novel theories of liability. There is a degree of subjectivity in determining whether a labeling or marketing claim is appropriate under these standards. While we believe our product claims are truthful, not misleading, and would not cause our products to be regulated as drugs, there is always a risk that the FDA may determine otherwise, issue us a warning letter or untitled letter, require us to modify our product claims or take other enforcement action, or that we may be subject to consumer protection litigation. In addition, plaintiffs’ lawyers have filed class action or false advertising lawsuits against cosmetic companies based on their marketing claims. Federal and state consumer protection agencies are expected to continue their active enforcement of applicable laws and regulations. Any inquiry into the regulatory status of our products and any related interruption in the marketing and sale of these products could damage our reputation and image in the marketplace.

Other regulatory authorities, such as the U.S. Federal Trade Commission (“FTC”), typically require adequate and reliable scientific substantiation to support marketing claims. This standard for substantiation can vary widely from market to market and there is no assurance that the research and development efforts that we undertake to support our claims will be deemed adequate for any particular product or claim. The FTC also has issued Guides Concerning the Use of Endorsements and Testimonials in Advertising (“Guides”), under which product testimonials must come from “bona fide” users of a product and otherwise reflect the honest opinions, beliefs, or experience of the endorser. Additionally, companies must disclose material connections between themselves and their endorsers and are subject to liability for false or unsubstantiated statements regarding its products made by endorsers including, for example, marketing atypical results of using a product. The FTC actively investigates online product reviews and may bring enforcement actions against a company for failure to comply with applicable requirements for testimonials. If we fail to comply with the Guides or make improper product claims, the FTC could bring an enforcement action against us, and we could be fined and/or forced to alter our marketing materials.

If our products are not manufactured in compliance with applicable legal requirements, do not meet quality and cosmetic constituent standards, or otherwise result in adverse health effects in consumers, it could result in reputational harm, remedial costs, or governmental authority enforcement.

In the United States, the Federal Food, Drug and Cosmetic Act, administered and enforced by the FDA, prohibits the introduction, or delivery for introduction, into interstate commerce of cosmetics that are adulterated or misbranded. The FDA has historically recommended (but not required) certain voluntary good manufacturing practices (“GMPs”) designed to reduce the risk of violating this prohibition. However, recent legislation expanded the FDA’s authority to regulate cosmetics, including their manufacturing. Specifically, in December 2022, President Biden signed into law the Consolidated Appropriations Act, 2023, which included the Modernization of Cosmetics Regulation Act of 2022 (“MoCRA”). MoCRA established, among other things, new FDA authority over cosmetics, including requirements to register manufacturing facilities and list cosmetic products and ingredients, report serious adverse events, substantiate safety of the cosmetic, label cosmetics with certain information, and maintain certain records. The FDA now also has authority to enforce, and is required to issue, regulations governing GMPs for cosmetics, a proposed rule for which is required under the law to be issued by December 2024.

While many of MoCRA’s provisions apply directly to the entities whose name appears on the label of the finished cosmetic, and we do not produce any finished cosmetics, our customers will be required to comply with MoCRA, and may contractually impose certain of these requirements on us. Until cosmetic GMPs are promulgated, adherence to recommended GMPs can reduce the risk that the FDA finds such products have been rendered adulterated or misbranded in violation of applicable law. The FDA’s draft guidance on cosmetic GMPs, most recently updated in June 2023, provides recommendations related to process documentation, recordkeeping, building and facility design, equipment maintenance and personnel. The FDA also recommends that manufacturers maintain product complaint and recall files and voluntarily report adverse events to the agency. In addition, FDA regulations prohibit or otherwise restrict the use of certain ingredients in cosmetic products. If our third-party suppliers fail to manufacture our products in compliance with voluntary GMPs, or mandatory GMPs when promulgated and if imposed, we or our customers could be subject to regulatory enforcement action, and we could be deemed in breach of our contractual arrangements with our customers, which could have a material adverse impact on our business. Such failures could also lead to customer complaints, adverse events, product withdrawal or recall, or increase the likelihood that our products are rendered adulterated or misbranded, any of which could result in negative publicity, remedial costs, or regulatory enforcement that could impact our ability to continue selling certain products.

If our products are found to be defective or unsafe, we may be subject to various product liability claims, which could harm our reputation and business.

Our success depends, in part, on the quality and safety of our products. If our products are found to be defective, unsafe, or otherwise fail to meet our customers’ expectations or if our product claims are found to be unfair or deceptive, our relationships with customers could suffer, the appeal of one or more of our products could be diminished and we could lose sales, any of which could result in an adverse effect on our business.

We may be subject to product liability claims, including that our products fail to meet quality or manufacturing specifications, contain contaminants, include inadequate instructions as to their proper use, include inadequate warnings concerning side effects and interactions with other substances, or cause adverse reactions or side effects. Product liability claims could increase our costs, and adversely affect our business and financial results.

Changes in government regulation may require us to modify our operations, including formulations that we utilize in our products.

Several intergovernmental organizations, countries and other political subdivisions of countries have enacted, or are considering enacting, laws and regulations designed to encourage or mandate the increased use of sustainable alternatives to plastics, or to dictate how much water, power, or other inputs may be used to manufacture products. These laws and regulations could require us to modify our manufacturing operations and processes, product designs, and/or product formulations to comply with these laws and regulations. Our inability or failure to comply with these laws and regulations could negatively affect our ability to manufacture and supply products, and/or the demand for, and marketability of, our products, which would have an adverse impact on our financial results.

Risks Related to our Warrants

Our Warrants are exercisable for our Common stock, which would increase the number of shares eligible for future resale in the public market and result in dilution to our stockholders.

We currently have 9,583,333 Public Warrants and 5,000,000 Private Placement Warrants that are exercisable for shares of our Common stock in accordance with the terms of the Warrant Agreement. These Warrants have an exercise price of $11.50 per share of Common stock. To the extent such warrants are exercised, additional shares of Common stock will be issued, which will result in dilution to the then existing holders of Common stock and increase the number of shares eligible for resale in the public market. Sales of substantial numbers of such shares in the public market or the fact that such warrants may be exercised could adversely affect the market price of Common stock. However, there is no guarantee that the Public Warrants will ever be in the money prior to their expiration, and as such, the warrants may expire worthless.

We may amend the terms of the Warrants in a manner that may be adverse to holders with the approval by the holders of at least 50% of the then outstanding Warrants.

The Warrants were issued in registered form under the Warrant Agreement between Continental Stock Transfer & Trust Company, as warrant agent, and us. The Warrant Agreement provides that the terms of the Warrants may be amended without the consent of any holder to cure any ambiguity or correct any defective provision but requires the approval by the holders of at least 50% of the then outstanding Public Warrants to make any change that adversely affects the interests of the registered holders. Accordingly, we may amend the terms of the Warrants in a manner adverse to a holder if holders of at least 50% of the then outstanding Public Warrants approve of such amendment. Although our ability to amend the terms of the Warrants with the consent of at least 50% of the then outstanding Public Warrants is unlimited, examples of such amendments could be amendments to, among other things, increase the exercise price of the Warrants, convert the Warrants into stock or cash, shorten the exercise period or decrease the number of warrant shares issuable upon exercise of a Warrant.

We may redeem your unexpired Warrants prior to their exercise at a time that is disadvantageous to you, thereby making your Warrants worthless.

We have the ability to redeem outstanding Warrants at any time after they become exercisable and prior to their expiration, at a price of $0.01 per warrant, provided that the last reported sales price of Common stock equals or exceeds $18.00 per share for any 20 trading days within a 30-trading day period ending on the third trading day prior to the date we give notice of redemption. If and when the Warrants become redeemable by us, then we may exercise our redemption right even if we are unable to register or qualify the underlying securities for sale under all applicable state securities laws. Redemption of the outstanding Warrants could force you (i) to exercise your Warrants and pay the exercise price therefor at a time when it may be disadvantageous for you to do so, (ii) to sell your Warrants at the then-current market price when you might otherwise wish to hold your Warrants or (iii) to accept the nominal redemption price which, at the time the outstanding Warrants are called for redemption, is likely to be substantially less than the market value of your Warrants. None of the Private Placement Warrants will be redeemable by us so long as they are held by their initial purchasers or their permitted transferees. Recent trading prices for a share of our Common stock have not exceeded the $18.00 per share threshold at which the Public Warrants would become redeemable.

In addition, we have the ability to redeem the outstanding Public Warrants at any time after they become exercisable and prior to their expiration, at a price of $0.10 per warrant if, among other things, the last reported sale price of our Common stock for any 20 trading days within a 30-trading day period ending on the third trading day prior to the date on which we send the notice of redemption to the warrant holders equals or exceeds $10.00 per share (as adjusted for share splits, share dividends, rights issuances, subdivisions, reorganizations, recapitalizations and the like). In such a case, the holders will be able to exercise their warrants prior to redemption for several shares of Common stock determined based on the redemption date and the fair market value of our Common stock. The value received upon exercise of the warrants (i) may be less than the value the holders would have received if they had exercised their warrants at a later time where the underlying share price is higher and (ii) may not compensate the holders for the value of the warrants, including because the number of shares received is capped at 0.361 shares of Common stock per warrant (subject to adjustment) irrespective of the remaining life of the warrants. We may only redeem the Public Warrants in accordance with this provision if we concurrently redeem the outstanding Private Placement Warrants on the same terms.

The Private Placement Warrants are identical to the Public Warrants except that (i) none of the Private Placement Warrants will be redeemable by us so long as they are held by the Sponsor or its permitted transferees and (ii) the Private Placement Warrants will be exercisable for cash or on a cashless basis at the election of such holder, in either case as long as they are held by the Sponsor or its permitted transferees, whereas the Public Warrants will only be exercisable on a cashless basis at our election.

We may only call the Public Warrants for redemption upon a minimum of 30 days’ prior written notice of redemption to each holder; provided that holders will be able to exercise their Public Warrants prior to the time of redemption and, at our election, any such exercise may be required to be on a cashless basis, or if the holders of the Private Placement Warrants elect to exercise their Private Placement Warrants on a cashless basis, then we will not receive any cash proceeds from the exercise of such warrants.

In the event we determine to redeem the Warrants, holders of redeemable warrants would be notified of such redemption as described in the warrant agreement. Specifically, if we elect to redeem all of the redeemable warrants as described above, we will fix a date for the redemption (the “Redemption Date”). Notice of redemption will be mailed by first class mail, postage prepaid, by us not less than 30 days prior to the Redemption Date to the registered holders of the redeemable warrants to be redeemed at their last addresses as they appear on the registration books. Any notice mailed in the manner provided in the Warrant Agreement will be conclusively presumed to have been duly given whether the registered holder received such notice. Accordingly, if a holder fails to receive the notice of or otherwise fails to respond on a timely basis, it could lose the benefit of being a holder of a Warrant. In addition, beneficial owners of the redeemable warrants will be notified of such redemption via us posting of the redemption notice to DTC.

General Risk Factors

Global economic and financial market conditions, including severe market disruptions and the potential for a significant and prolonged global economic downturn, could impact our business operations in a number of ways, including, but not limited to, reduced demand in key customer end-markets, such as cosmetics and personal care products.

The global economy can be negatively impacted by a variety of factors such as the spread or fear of spread of contagious diseases in locations where end-products utilizing b-silk or any of our other future biomaterial products are sold, man-made or natural disasters, actual or threatened war, terrorist activity, political unrest, civil strife and other geopolitical uncertainty. Such adverse and uncertain economic conditions may impact retail, specifically cosmetics and personal care products, and other customer and consumer demand for our products. In addition, our ability to manage normal commercial relationships with our suppliers, current manufacturing partner and any future manufacturing partners, customers, consumers and creditors may suffer. Our results of operations depend upon, among other things, the financial health and strength of our customers as well as our suppliers, current manufacturing partner and any future manufacturing partners, or other third parties on which we rely, our ability to maintain and increase sales volume with our existing customers, our ability to attract new customers, and our ability to provide products that fulfill our customers’ needs at the right price. Decreases in demand for our products without a corresponding decrease in costs would put downward pressure on margins and would negatively impact our financial results. Prolonged unfavorable economic conditions or uncertainty may have an adverse effect on our sales and profitability.

Changes in the U.S. and global social, political, regulatory and economic conditions or in laws and policies governing foreign trade, manufacturing, development and investment could also adversely affect our business. If global economic conditions remain volatile for a prolonged period or experience further disruptions, our business, results of operations and financial condition could be adversely affected.

The market price of shares of our Common stock has been and may be in the future volatile or may decline regardless of our operating performance. You may lose some or all your investment.

The trading price of our Common stock has been volatile in the past, and may continue to be volatile in the future. The stock market recently has experienced extreme volatility. This volatility often has been unrelated or disproportionate to the operating performance of particular companies. You may not be able to resell your shares at an attractive price due to a number of factors such as those listed in this section and the following:

●	our operating and financial performance and prospects;

●	our quarterly or annual earnings or those of other companies in our industry compared to market expectations;

●	conditions that impact demand for our b-silk or our future biomaterial products;

●	future announcements concerning our business, our clients’ businesses or our competitors’ businesses;

●	the public’s reaction to our press releases, other public announcements and filings with the SEC;

●	the market’s reaction to our reduced disclosure and other requirements as a result of being an “emerging growth company” under the Jumpstart Our Business Startups Act (the “JOBS Act”);

●	the size of our public float;

●	coverage by or changes in financial estimates by securities analysts or failure to meet their expectations;

●	market and industry perception of our success, or lack thereof, in pursuing our growth strategy;

●	strategic actions by us or our competitors, such as acquisitions or restructurings;

●	changes in laws or regulations which adversely affect our industry or us;

●	privacy and data protection laws, privacy or data breaches, or the loss of data;

●	changes in accounting standards, policies, guidance, interpretations or principles;

●	changes in senior management or key personnel;

●	issuances, exchanges or sales, or expected issuances, exchanges or sales of our capital stock;

●	changes in our dividend policy;

●	adverse resolution of new or pending litigation against us; and

●	changes in general market, economic and political conditions in the United States and global economies or financial markets, including those resulting from natural disasters, terrorist attacks, acts of war and responses to such events.

These broad market and industry factors may materially reduce the market price of our Common stock, regardless of our operating performance. In addition, price volatility may be greater if the public float and trading volume of our Common stock is low. As a result, you may suffer a loss on your investment.

In the past, following periods of market volatility, stockholders have instituted securities class action litigation. If we were involved in securities litigation, it could have a substantial cost and divert resources and the attention of management from our business regardless of the outcome of such litigation.

We may acquire or invest in companies, which may divert our management’s attention and result in additional dilution to our stockholders. We may be unable to integrate acquired businesses and technologies successfully or achieve the expected benefits of such acquisitions.

We may evaluate and consider potential strategic transactions, including acquisitions of, or investments in, businesses, technologies, services, products, and other assets in the future. An acquisition, investment or business relationship may result in unforeseen operating difficulties and expenditures. In particular, we may encounter difficulties assimilating or integrating the businesses, technologies, products, personnel, or operations of the acquired companies. Key personnel of the acquired companies may choose not to work for us, their software may not be easily adapted to work with ours, or we may have difficulty retaining the customers of any acquired business due to changes in ownership, management, or otherwise. We may also experience difficulties integrating personnel of the acquired company into our business and culture. Acquisitions may also disrupt our business, divert our resources and require significant management attention that would otherwise be available for development of our existing business. The anticipated benefits of any acquisition, investment, or business relationship may not be realized or we may be exposed to unknown risks or liabilities.

Negotiating these transactions can be time-consuming, difficult, and expensive, and our ability to close these transactions may often be subject to approvals that are beyond our control. Consequently, these transactions, even if undertaken and announced, may not close. For one or more of those transactions, we may:

●	issue additional equity securities that would dilute our stockholders;

●	use cash that we may need in the future to operate our business;

●	incur debt on terms unfavorable to us or that we are unable to repay;

●	incur large charges or substantial liabilities;

●	encounter difficulties retaining key employees of the acquired company or integrating diverse software codes or business cultures; and

●	become subject to adverse tax consequences, substantial depreciation, or deferred compensation charges.

Future litigation or similar legal proceedings could have a material adverse effect on our business and results of operations.

Lawsuits and other administrative or legal proceedings may arise in the course of our operations. We may also face heightened regulatory or other public scrutiny as a result of going public via a transaction with a special purpose acquisition company. These sorts of lawsuits or proceedings can involve substantial costs, including the costs associated with investigation, litigation and possible settlement, judgment, penalty or fines. In addition, lawsuits and other legal proceedings may be time-consuming and may require a commitment of management and personnel resources that will be diverted from our normal business operations. Although we generally maintain insurance to mitigate certain costs, there can be no assurance that costs associated with lawsuits or other legal proceedings will not exceed the limits of insurance policies. Moreover, we may be unable to continue to maintain our existing insurance at a reasonable cost, if at all, or to secure additional coverage, which may result in costs associated with lawsuits and other legal proceedings being uninsured. Our business, financial condition, and results of operations could be adversely affected if a judgment, penalty or fine is not fully covered by insurance.

Concentration of ownership among our existing directors, executive officers and principal stockholders may prevent new investors from influencing significant corporate decisions.

Our directors and executive officers and their affiliates and holders of greater than 5% of the Common stock, in the aggregate, beneficially own approximately 90% of our outstanding stock. Though we are not considered a “controlled company” for purposes of the Nasdaq Stock Market, subject to any fiduciary duties owed to our other stockholders under Delaware law, these stockholders may still be able to exercise significant influence over matters requiring stockholder approval, including the election of directors and approval of significant corporate transactions, and will have some control over our management and policies. Some of these persons or entities may have interests that are different from yours. For example, these stockholders may support proposals and actions with which you may disagree or which are not in your best interests. The concentration of ownership could delay or prevent a change in control of us, or otherwise discourage a potential acquirer from attempting to obtain control of us, which in turn could reduce the price of our stock.

In addition, these stockholders could use their voting influence to maintain our existing management and directors in office or support or reject other management and Board of Directors proposals that are subject to stockholder approval, such as amendments to our employee stock plans and approvals of significant financing transactions.

Sales of a substantial number of our securities in the public market by the registered holders or by our other existing securityholders could cause the price of our Common stock and Warrants to fall.

The sale of shares of our Common stock in the public market, or the perception that such sales could occur, could harm the prevailing market price of shares of our Common stock. These sales, or the possibility that these sales may occur, also might make it more difficult for us to sell equity securities in the future at a time and at a price that it deems appropriate.

We have filed a registration statement covering the resale of up to 28,319,770 shares of Common stock and 5,000,000 Private Placement Warrants by the registered holders named therein. In particular, the securities registered include a significant portion of our total shares of Common stock outstanding. The registered holders include a number of beneficial owners of more than 5% of our Common stock, and they will be able to sell all of their registered shares (subject to contractual lockups and, in the case of our directors, executive officers and employees, compliance with our insider trading compliance policy) for so long as the registration statement to which the subject prospectus forms a part (the “resale prospectus”) is available for use. Approximately 70% of the shares of Common stock outstanding as of November 13, 2024, 2024 are held by 5% beneficial owners that have shares registered for resale pursuant to the resale prospectus.

Sales of a substantial number of our shares of Common stock or Warrants in the public market by the registered holders or by our other existing security holders, or the perception that those sales might occur, could depress the market price of our Common stock and Warrants and could impair our ability to raise capital through the sale of additional equity securities. We are unable to predict the effect that such sales may have on the prevailing market price of our Common stock and Warrants. The sale of all the securities being offered under the resale prospectus could result in a significant decline in the public trading price of our securities. Despite such a decline in the public trading price, some of the registered holders may still experience a positive rate of return on the securities they purchased due to the differences in the purchase prices described in the resale prospectus and may still have incentive to sell their securities even at such depressed public trading prices. Other security holders may not be able to experience positive rates of return on securities they purchase due to the lower closing price at which our shares of Common stock are then trading.

We do not intend to pay dividends for the foreseeable future.

We currently intend to retain any future earnings to finance the operation and expansion of our business, and we do not expect to declare or pay any dividends in the foreseeable future. Moreover, the terms of our Ginkgo Note Purchase Agreement may restrict our ability to pay dividends, and any additional debt we may incur in the future may include similar restrictions. As a result, stockholders must rely on sales of their Common stock after price appreciation as the only way to realize any future gains on their investment.

If securities or industry analysts do not publish or cease publishing research or reports about our business, or our market, or if they change their recommendations regarding our securities adversely, the price and trading volume of our securities could decline.

The trading market for our securities is influenced by the research and reports that industry or securities analysts may publish about our business, market or competitors. If no securities or industry analysts commence coverage of our business, our share price and trading volume would likely be negatively impacted. If any of the analysts who may cover our business change their recommendation regarding our shares of Common stock adversely, or provide more favorable relative recommendations about our competitors, the price of our shares of Common stock would likely decline. If any analyst who may cover our business were to cease coverage of us or fail to regularly publish reports on it, we could lose visibility in the financial markets, which in turn could cause its share price or trading volume to decline.

The requirements of being a public company, including compliance with the reporting requirements of the Exchange Act, the requirements of the Sarbanes-Oxley Act and the requirements of Nasdaq, may strain our resources, increase our costs and distract management, and we may be unable to comply with these requirements in a timely or cost-effective manner.

As a public company, we are subject to laws, regulations and requirements, certain corporate governance provisions of the Sarbanes-Oxley Act, related regulations of the SEC and the requirements of Nasdaq. As a newly public company, complying with these statutes, regulations and requirements occupies a significant amount of time for our Board of Directors and management and significantly increases our costs and expenses. For example, we have had to institute a more comprehensive compliance function, comply with rules promulgated by Nasdaq, prepare and distribute periodic public reports in compliance with our obligations under the federal securities laws, establish new internal policies, such as those relating to insider trading. We have also had to retain and rely on outside counsel and accountants to a greater degree in these activities. In addition, being subject to these rules and regulations has made it more expensive for us to obtain director and officer liability insurance, and we may be required to accept reduced policy limits and coverage or incur substantially higher costs to obtain the same or similar coverage. As a result, it may be more difficult for us to attract and retain qualified individuals to serve on our Board of Directors or as executive officer.

Claims for indemnification by our directors and officers may reduce our available funds to satisfy successful third-party claims against us and may reduce the amount of money available to us.

Our certificate of incorporation and bylaws fully provide indemnification and advancement of expenses for our directors and officers permitted by Section 145 of the DGCL. Additionally, we entered into indemnification agreements with our directors and officers that make indemnification rights and obligations mandatory in most respects, which may result in us incurring indemnification or advancement expenses that would not otherwise be required under the DGCL. While have secured an insurance policy intended to reimburse us for most or all of our indemnification and advancement expenses, we do not know if we will be able to maintain insurance with adequate levels of coverage. Any significant uninsured liability may require us to pay substantial amounts, which would have an adverse effect on our financial condition and results of operations.

If we are not able to maintain a listing on the national exchange for our securities, the trading market for our securities will be adversely affected.

If we are not able to maintain a listing for our Common stock on the Nasdaq for any reason, an active trading market for our securities may fail to develop or not be sustained. In the absence of an active trading market for our Common stock, you may not be able to sell your shares when desired or at or above the prices at which you acquired them. An inactive market may also impair our ability to raise capital by selling shares and may impair our ability to acquire other businesses or technologies using our shares as consideration, which, in turn, could materially and adversely affect our business.

Our failure to meet the continued listing requirements of Nasdaq could result in a delisting of our Common stock.

On November 6, 2024, we received a letter from Nasdaq stating that the closing bid price for our Common stock over the prior 30 days was below the minimum required share price for continued listing on Nasdaq. The notice had no immediate impact on the listing of our Common stock, which will continue to be listed and traded on Nasdaq during the period allowed to regain compliance, subject to our compliance with other listing standards.

In accordance with Nasdaq Listing Rule 5810(c)(3)(A), we have been provided an initial period of 180 calendar days, or until May 5, 2025, to regain compliance with the minimum bid price requirement. If, at any time during this 180-day period, the closing bid price of the Company’s Common stock is at least $1.00 for a minimum of 10 consecutive business days, Nasdaq staff will provide written notification that the Company has achieved compliance with the minimum closing bid price requirement. In the event we do not regain compliance with the minimum closing bid price requirement by May 5, 2025, we may be eligible for an additional 180-calendar-day compliance period. To qualify, we must submit an application to transfer to Nasdaq, which would require us to meet the continued listing requirement for market value of publicly held shares and all other initial listing standards for The Nasdaq Capital Market, with the exception of the minimum closing bid price requirement. We would also need to pay an application fee to Nasdaq and provide written notice of our intention to cure the minimum closing bid price deficiency during the second compliance period. However, if it appears to the Nasdaq staff that we will not be able to cure the deficiency, or if we are otherwise not eligible, Nasdaq may notify us that our securities will be subject to delisting.

A delisting of our Common stock from Nasdaq may make it more difficult for us to raise capital on favorable terms in the future. Such a delisting would likely have a negative effect on the price of our Common stock and would impair your ability to sell or purchase our Common stock when you wish to do so. Further, if we were to be delisted from Nasdaq, our Common stock would cease to be recognized as covered securities, and we would be subject to regulation in each state in which we offer our securities. Moreover, there is no assurance that any actions that we would take to restore our compliance, if needed, would stabilize the market price or improve the liquidity of our Common stock, prevent our Common stock from falling below the minimum bid price required for continued listing again, or prevent future non-compliance with Nasdaq’s rules. There is also no assurance that we will maintain compliance with the other listing standards of Nasdaq.

We qualify as an “emerging growth company,” and the reduced public company reporting requirements applicable to emerging growth companies may make our securities less attractive to investors.

We qualify as an “emerging growth company,” as defined in the JOBS Act. For so long as we remain an emerging growth company, we are permitted and plan to rely on exemptions from certain disclosure requirements that are applicable to public companies that are not emerging growth companies. These provisions include, but are not limited to: an exemption from compliance with the auditor attestation requirement in the assessment of our internal control over financial reporting pursuant to Section 404 of the Sarbanes-Oxley Act; reduced disclosure obligations regarding executive compensation arrangements in our periodic reports, registration statements and proxy statements; and exemptions from the requirements of holding a nonbinding advisory vote on executive compensation and stockholder approval of any golden parachute payments not previously approved. In addition, the JOBS Act permits emerging growth companies to take advantage of an extended transition period to comply with new or revised accounting standards applicable to public companies. We take advantage of the exemptions discussed above. As a result, the information we provide will be different than the information that is available with respect to other public companies that are not emerging growth companies or that are not taking advantage of such exemptions.

We will remain an emerging growth company until the earliest of (i) December 31, 2026, the end of the fiscal year following the fifth anniversary of the closing of the GAMC IPO, (ii) the first fiscal year after our annual gross revenue exceeds $1.235 billion, (iii) the date on which we have, during the immediately preceding three-year period, issued more than $1.00 billion in non-convertible debt securities, or (iv) the end of any fiscal year in which the market value of our Common stock held by non-affiliates exceeds $700.0 million as of the end of the second quarter of that fiscal year.

We cannot predict whether investors will find our Common stock less attractive if we rely on these exemptions. If some investors find our Common stock less attractive as a result, there may be a less active trading market for our securities, and the market price of our securities may be more volatile.

Our certificate of incorporation contains anti-takeover provisions that could adversely affect the rights of our stockholders.

Our certificate of incorporation contains provisions to limit the ability of others to acquire control of us or cause it to engage in change-of-control transactions, including, among other things:

●	provisions that authorize our Board of Directors, without action by its stockholders, to issue additional shares of or Common stock and preferred stock with preferential rights determined by our Board of Directors;

●	provisions that permit only a majority of our Board of Directors, the chairperson of the Board of Directors or the chief executive officer to call stockholder meetings and therefore do not permit stockholders to call special meetings of the stockholders;

●	provisions limiting stockholders’ ability to act by written consent; and

●	a staggered board whereby our directors are divided into three classes, with each class subject to retirement and re-election once every three years on a rotating basis.

These provisions could have the effect of depriving our stockholders of an opportunity to sell their shares of Common stock at a premium over prevailing market prices by discouraging third parties from seeking to obtain control of us in a tender offer or similar transaction. With our staggered Board of Directors, at least two annual or special meetings of stockholders will generally be required in order to effect a change in a majority of our directors. Our staggered Board of Directors can discourage proxy contests for the election of our directors and purchases of substantial blocks of our shares by making it more difficult for a potential acquirer to gain control of our Board of Directors in a relatively short period of time.

Our certificate of incorporation provides, subject to limited exceptions, that the Court of Chancery of the State of Delaware will be the sole and exclusive forum for certain stockholder litigation matters, which could limit our stockholders’ ability to obtain a favorable judicial forum for disputes with us or our directors, officers, employees or stockholders.

Our certificate of incorporation requires, to the fullest extent permitted by law, that (i) derivative actions brought in our name, (ii) asserting a claim of breach of fiduciary duty owed by any of our directors, officers or stockholders, (iii) actions asserting a claim pursuant to the DGCL, our certificate of incorporation and our bylaws, or (iv) any actions asserting claims governed by the internal affairs doctrine, may be brought only in the Court of Chancery in the State of Delaware (or, in the event that the Chancery Court does not have jurisdiction, the federal district court for the District of Delaware or other state courts of the State of Delaware). Subject to the preceding sentence, the federal district courts of the United States of America will be the exclusive forum for the resolution of any complaint asserting a cause of action arising under the Securities Act. However, such forum selection provisions will not apply to suits brought to enforce any liability or duty created by the Exchange Act or any other claim for which the federal courts of the United States have exclusive jurisdiction.

The choice of forum provision may limit a stockholder’s ability to bring a claim in a judicial forum that it finds favorable for disputes with us or our directors, officers, or other employees, which may discourage such lawsuits against us and our directors, officers, and other employees and result in increased costs for investors to bring a claim. Alternatively, if a court were to find the choice of forum provision contained in our certificate of incorporation to be inapplicable or unenforceable in an action, we may incur additional costs associated with resolving such action in other jurisdictions, which could harm our business, results of operations, and financial condition.

Additionally, Section 22 of the Securities Act creates concurrent jurisdiction for federal and state courts over all suits brought to enforce any duty or liability created by the Securities Act or the rules and regulations thereunder. As noted above, our certificate of incorporation provides that the federal district courts of the United States of America will have jurisdiction over any action arising under the Securities Act. Accordingly, there is uncertainty as to whether a court would enforce such provision. Our stockholders will not be deemed to have waived our compliance with the federal securities laws and the rules and regulations thereunder.

Any person or entity purchasing or otherwise acquiring any interest in shares of Common stock or our capital stock shall be deemed to have notice of and consented to the forum provisions in our certificate of incorporation.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Unregistered Sales of Equity Securities

None.

Use of Proceeds

Not applicable.

Issuer Purchases of Equity Securities

None.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

(a) The information set forth below is included herein for purposes of providing disclosures under Item 5.02 (a) of Form 8-K.

5.02 Departure of Directors or Certain Officers; Election of Directors; Appointment of Certain Officers; Compensatory Arrangements of Certain Officers

On November 7, 2024, Esther van den Boom notified the Company of her resignation from the Board of Directors and as chairperson of the Audit Committee, effective as of that date. Ms. van den Boom's resignation is not due to any disagreement with the Company on any of its operations, policies, or practices. The Board appointed Jeri Finard as a member of the Audit Committee.

(b) None.

(c) Insider Trading Arrangements and Policies.

During the three months ended September 30, 2024, no director or “officer” (as defined in Rule 16a-1(f) under the Exchange Act) of the Company adopted or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement”, as each term is defined in Item 408(a) of Regulation S-K.

Item 6. Exhibits

EXHIBIT INDEX

Exhibit		Incorporated by Reference				Filed/ Furnished Herewith
Number	Exhibit Description	Form	File No.	Exhibit	Filing Date
2.1+	Business Combination Agreement, dated as of October 4, 2023, by and among the Company, Beam Merger Sub, Inc. and Bolt Threads, Inc.	S-4/A	333-276849	2.1	7/10/2024
2.2+	Amendment No. 1 to the Business Combination Agreement, dated as of June 10, 2024, by and among the Company, Beam Merger Sub, Inc. and Bolt Threads, Inc.	8-K	001-40223	2.1	6/13/2024
3.1	Second Amended and Restated Certificate of Incorporation, dated as of August 13, 2024.	8-K	001-40223	3.1	8/19/2024
3.2	Amended and Restated Bylaws, dated as of August 13, 2024.	8-K	001-40223	3.2	8/19/2024
4.1	Specimen common stock Certificate.	S-1	333-282014	4.1	9/9/2024
4.2	Specimen Warrant Certificate.	S-1/A	333-253465	4.3	3/5/2021
4.3	Warrant Agreement between the Registrant and Continental Stock Transfer & Trust Company, dated as of March 16, 2021.	8-K	001-40223	4.1	3/22/2021
10.1	Amended and Restated Registration Rights and Lock-Up Agreement, dated as of August 13, 2024, by and between the Registrant and each of the executive officers and directors of the Registrant.	8-K	001-40223	10.7	8/19/2024
10.2#	Bolt Projects Holdings, Inc. 2024 Incentive Award Plan.	8-K	001-40223	10.18	8/19/2024
10.3#	Bolt Projects Holdings, Inc. 2024 Employee Stock Purchase Plan.	8-K	001-40223	10.19	8/19/2024
31.1	Certification of Principal Executive Officer pursuant to Rule 13a-14(a)/15d-14(a).					*
31.2	Certification of Principal Financial Officer pursuant to Rule 13a-14(a)/15d-14(a).					*
32.1	Certification of Principal Executive Officer pursuant to 18 U.S.C. Section 1350.					**
32.2	Certification of Principal Financial Officer pursuant to 18 U.S.C. Section 1350.					**
101.INS	Inline XBRL Instance Document – the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.					*
101.SCH	Inline XBRL Taxonomy Extension Schema Document.					*
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document.					*
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document.					*
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document.					*
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document.					*
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)					*

*	Filed herewith.

**	Furnished herewith.

+	Schedules and exhibits have been omitted pursuant to Item 601(a)(5) of Regulation S-K. The Registrant agrees to furnish supplementally a copy of any omitted schedule or exhibit to the SEC upon request.

#	Indicates management contract or compensatory plan.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, duly authorized.

Bolt Projects Holdings, Inc.

Date: November 13, 2024	By:	/s/ Daniel Widmaier
	Name:	Daniel Widmaier
	Title:	Chief Executive Officer (principal executive officer)

Date: November 13, 2024	By:	/s/ Randy Befumo
	Name:	Randy Befumo
	Title:	Interim Chief Financial Officer (principal financial officer and principal accounting officer)