Form 10-K
period 2024-12-31
Bolt Projects Holdings, Inc.
filed 2025-03-18
CIK 1841125

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
___________________________________
FORM 10-K
___________________________________
(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2024
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from ________ to ________
Commission file number 001-40223
___________________________________
Bolt Projects Holdings, Inc.
___________________________________
(Exact name of registrant as specified in its charter)

Delaware	86-1256660
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

2261 Market Street, Suite 5447 San Francisco, CA	94114
(Address of principal executive offices)	(Zip Code)
(415) 325-5912
Registrant’s telephone number, including area code
Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common stock, par value $0.0001 per share	BSLK	The Nasdaq Stock Market LLC
Warrants to purchase shares of common stock	BSLKW	The Nasdaq Stock Market LLC
Securities registered pursuant to section 12(g) of the Act: None
Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.
Yes ☐ No ☒
Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.
Yes ☐ No ☒
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes ☒ No ☐
Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).
Yes ☒ No ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and "emerging growth company" in Rule 12b-2 of the Exchange Act.

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
☒
Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b).
☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).
Yes ☐ No ☒
The aggregate market value of the voting and non-voting common stock held by non-affiliates of Golden Arrow Merger Corp., our legal predecessor, on June 28, 2024, the last business day of Golden Arrow Merger Corp.'s most recently completed second fiscal quarter, based on the closing price of $11.04 per share, was approximately $79.4 million. The Business Combination (as defined in this Annual Report on Form 10-K) was consummated in August 2024.
The number of shares of Registrant’s common stock outstanding as of March 13, 2024 was 34,382,032.
DOCUMENTS INCORPORATED BY REFERENCE
None

FORWARD-LOOKING STATEMENTS

This Annual Report on Form 10-K contains forward-looking statements including within the meaning of the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. We intend such forward-looking statements to be covered by the safe harbor provisions for forward-looking statements contained in Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). In some cases, you can identify forward-looking statements by terms such as “may,” “will,” “should,” “expect,” “plan,” “anticipate,” “could,” “intend,” “target,” “project,” “contemplate,” “believe,” “estimate,” “predict,” “potential” or “continue” or the negative of these terms or other similar expressions, although not all forward-looking statements contain these words. All statements other than statements of historical fact contained in this Annual Report on Form 10-K, including without limitation, statements regarding the Company’s strategy, financial results, potential market opportunity, goals, compliance with Nasdaq listing requirements, commercialization of our products and other products in our pipeline are forward-looking statements.

The forward-looking statements in this Annual Report on Form 10-K are only predictions and are based on our current expectations and projections about future events and financial trends that we believe may affect our business, financial condition and results of operations. These forward-looking statements speak only as of the date of this Annual Report on Form 10-K and are subject to a number of known and unknown risks, uncertainties and other important factors that could cause actual results to differ materially from those projected in the forward-looking statements, including, but not limited to, those described in the sections of this Annual Report on Form 10-K entitled “Risk Factors” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations.” These risks and uncertainties include, but are not limited to:

•Our history of losses and negative cash flows from operations and the need for substantial capital raise substantial doubt about our ability to continue as a going concern.
•Our failure to meet the continued listing requirements of Nasdaq could result in a delisting of our Common stock.
•We have a history of net losses and may not be able to achieve or maintain profitability in the future.
•We may incur significant expenses and capital expenditures in the future to execute our business plan and we may be unable to adequately control our expenses or raise additional capital on favorable terms, if at all.
•Our revenue is primarily generated from sales of our b-silk and xl-silk products, and we are therefore highly dependent on the success of this product.
•We currently rely on a single manufacturing partner and manufacturing facility for the production of b-silk and in the future intend to rely on a small number of manufacturing partners and manufacturing facilities both in the U.S. and internationally.
•A limited number of customers, distributors and collaboration partners account for a material portion of our revenue, and they may continue to do so for the foreseeable future. The loss of major customers, distributors or collaboration partners could harm our operating results.
•We have identified material weaknesses in our internal control over financial reporting.
•Other important risk factors that could affect the outcome of the events set forth in these statements and that could affect our operating results and financial condition described in Part I, Item 1A. “Risk Factors” and Part II, Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in this Annual Report on Form 10-K.

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

MARKET AND INDUSTRY DATA AND FORECASTS

In this Annual Report on Form 10-K, we present certain market and industry data and statistics. This information is based on third-party sources, which we believe to be reliable, however, we have not independently verified data from these sources and cannot guarantee their accuracy or completeness. Additionally, some data in this Annual Report on Form 10-K is based on our good faith estimates, which are derived from management’s knowledge of the industry, independent sources and assumptions. Similarly, we believe our internal research is reliable, however, such research has not been verified by any independent sources. Our estimates involve a number of assumptions which are necessarily subject to risks and uncertainties and are subject to change based upon various factors, including those discussed in this Annual Report on Form 10-K under “Forward-Looking Statements” and Part I, Item 1A. “Risk Factors.” These and other factors could cause our future performance and market expectations to differ materially from our assumptions and estimates.

RISK FACTORS SUMMARY

We are subject to numerous risks and uncertainties, including those further described below in Part II, Item IA. “Risk Factors” in this Annual Report on Form 10-K, which represent challenges that we face in connection with the successful implementation of our strategy and the growth of our business. In particular, the following are principal factors that may offset our competitive strengths or have a negative effect on our business strategy, which could materially adversely affect our business, financial conditions, results of operations, future growth prospects, or cause a decline in the price of our Common stock:

•Our history of losses and negative cash flows from operations and the need for substantial capital raise substantial doubt about our ability to continue as a going concern.
•We have a history of net losses and may not be able to achieve or maintain profitability in the future.
•Our failure to meet the continued listing requirements of Nasdaq could result in a delisting of our Common stock.
•Our operating results may fluctuate significantly because of a variety of factors, including, but not limited to, end market demand, timing of regulatory actions and variation in manufacturing costs, many of which are outside of its control.
•We may incur significant expenses and capital expenditures in the future to execute our business plan and we may be unable to adequately control our expenses or raise additional capital on favorable terms, if at all.
•We may not be able to generate sufficient cash to service all our debt obligations and may be forced to take other actions to satisfy our obligations under our debt obligations, which may not be successful.
•We are subject to several restrictive debt covenants under the Ginkgo Note Purchase Agreement.
•Our revenue is primarily generated from sales of our b-silk and xl-silk products, and we are therefore highly dependent on the success of these products.
•B-silk, xl-silk and future biomaterial product candidates may not achieve market success, and, if our products do not achieve market success, we may be unable to generate significant revenues.
•We currently rely on a single manufacturing partner and manufacturing facility for the production of b-silk and xl-silk in the future intend to rely on a small number of manufacturing partners and manufacturing facilities both in the U.S. and internationally.
•Pricing and availability for b-silk, xl-silk and our future products may be impacted by factors out of our control, including, but not limited to, end market demand, variation in manufacturing costs, and supplier availability.
•If our costs of producing b-silk or xl-silk materially increase, we would have to raise our prices, which could negatively impact our ability to gain new customers and keep existing customers.
•We have limited experience in marketing and selling b-silk and xl-silk, and if we are unable to gain market acceptance from consumer product companies and others, our business may be adversely affected.
•A limited number of customers, distributors and collaboration partners account for a material portion of our revenue, and they may continue to do so for the foreseeable future. The loss of major customers, distributors or collaboration partners could harm our operating results.
•We may face challenges selling b-silk, xl-silk and future biomaterial products at commercial scale and at commercially viable cost, and we may not be able to commercialize b-silk or future biomaterial products to the extent necessary to make a profit or sustain and grow our current business.
•Certain contracts granting exclusivity rights to customers may limit our ability to sell products in certain markets.
•We may face substantial competition from incumbent materials as well as other new entrants, and if we are unable to continue developing innovative products and technologies and/or scale our production of Vegan Silk Technology Platform products, we may fail to gain, or may lose, market share to our competitors.
•If we are unable to coordinate with our current manufacturing partner and any future manufacturing partners to successfully commence, scale up or sustain production of our Vegan Silk Technology Platform products at existing and planned manufacturing facilities, our customer relationships, business and results of operations may be adversely affected.
•We have identified material weaknesses in our internal control over financial reporting. If we are unable to remediate these material weaknesses, or if we identify additional material weaknesses in the future or otherwise fail to maintain an effective system of internal control over financial reporting, we may not be able to accurately or timely report our financial condition or results of operations, which may adversely affect investor confidence in, and the value of, our Common stock.
•As a remote-first company, we are subject to heightened operational and cybersecurity risks.
•We may not be able to protect adequately our patents and other intellectual property assets, which could adversely affect our competitive position and reduce the value of our products, and litigation to protect our patents and intellectual property assets may be costly.
•Third parties may claim that we infringe on their proprietary rights and may prevent us from commercializing and selling our products.
•We rely in part on trade secrets to protect our technology, and our failure to obtain or maintain trade secret protection could limit our ability to compete.
•If we experience a significant disruption in our information technology systems, including security breaches, or if we fail to implement new systems and software successfully, our business operations and financial condition could be adversely affected.
•Government regulations and private party actions relating to the marketing and advertising of cosmetic products that include b-silk, xl-silk or other products we develop may restrict, inhibit or delay our ability to sell such products and harm our business.
•If our products are not manufactured in compliance with applicable legal requirements, do not meet quality and cosmetic constituent standards, or otherwise result in adverse health effects in consumers, it could result in reputational harm, remedial costs, or governmental authority enforcement.
•If our products are found to be defective or unsafe, we may be subject to various product liability claims, which could harm our reputation and business.
•The market price of shares of our Common stock has been and may be in the future volatile or may decline regardless of our operating performance. You may lose some or all your investment.
•Future litigation or similar legal proceedings could have a material adverse effect on our business and results of operations.

SELECTED DEFINITIONS

In this document:

•“Bolt” means Bolt Projects Holdings, Inc., a Delaware corporation, which was formerly known as Golden Arrow Merger Corp. prior to the Closing.
•“Bolt common stock” means the common stock of Bolt, par value $0.0001.
•“Bolt Threads” means Bolt Threads, Inc., a Delaware corporation, and, if the context requires, its consolidated subsidiaries.
•“Bolt Threads common stock” means the common stock of Bolt Threads, par value $0.0001 per share. Each one share of Bolt Threads common stock was converted into approximately 0.2949 shares of common stock in connection with the Closing.
•“Bolt Threads RSU Awards” means the outstanding awards of restricted stock units relating to a share of Bolt Threads common stock. Each Bolt Threads RSU Award was converted into an award of restricted stock units covering approximately 0.2949 shares of Bolt common stock.
•“Bridge Warrants” means the Convertible Notes issued to the PIPE Subscribers in an aggregate principal amount of $27.2 million (excluding the $2.4 million in additional Convertible Notes the Sponsor committed to purchase before the Sponsor Note Deadline), which accrued interest at a rate of 8% per annum, compounded quarterly, along with warrants to purchase Bolt Threads common stock at an exercise price of $0.001 per share.
•“Business Combination” means the transactions contemplated by the Business Combination Agreement, including the Merger.
•“Closing” means the consummation of the Business Combination.
•“Closing Date” means August 13, 2024 when the Business Combination was consummated.
•“Common stock” means the common stock of Bolt, par value $0.0001 per share.
•“Effective Time” means the effective time of the Merger.
•“Exchange Ratio” means 0.2949, the ratio used to determine the number of shares of Bolt’s common stock that the designated Bolt Threads common stock and the outstanding shares of Bolt Threads’ preferred stock, consisting of Bolt Threads Series A Preferred Stock, Bolt Threads Series B Preferred Stock, Bolt Threads Series C Preferred Stock, Bolt Threads Series D Preferred Stock and Bolt Threads Series E Preferred Stock, will be converted into, as contemplated by the Business Combination Agreement.
•“Founder Shares” means the shares of GAMC Class B common stock initially purchased by the Sponsor in a private placement in January 2021, 7,047,500 of which the Sponsor voluntarily converted to shares of GAMC Class A common stock in March 2023 but which, unlike the shares of GAMC Class A common stock issued as part of the units sold in the GAMC IPO, are not subject to redemption.
•“GAMC” means Golden Arrow Merger Corp., which was renamed to Bolt Projects Holdings, Inc. in connection with the Closing.
•“GAMC Class A common stock” means GAMC’s Class A common stock, par value $0.0001 per share.
•“GAMC Class B common stock” means GAMC’s Class B common stock, par value $0.0001 per share.
•“GAMC IPO” means the initial public offering of Golden Arrow Merger Corp., consummated on March 19, 2021.
•“Merger” means the merger of Merger Sub with and into Bolt Threads, with Bolt Threads surviving as a wholly-owned subsidiary of GAMC, which was renamed to Bolt Projects Holdings, Inc. at the Closing.
•“Merger Agreement” means the Business Combination Agreement, dated as of October 4, 2023, as amended by Amendment No. 1, dated June 10, 2024, by and among Golden Arrow Merger Corp, Merger Sub and Bolt Threads.
•“Merger Sub” means Beam Merger Sub, Inc., a Delaware corporation and wholly-owned subsidiary of GAMC.
•“Nasdaq” means the Nasdaq Stock Market LLC.
•“PIPE Shares” means the 470,120 shares of GAMC Class A common stock issued and sold to the PIPE Subscribers in the PIPE Transaction, which were converted to common stock in connection with the Closing.
•“PIPE Subscribers” means the purchasers of the PIPE Shares.
•“PIPE Transaction” means the sale of the PIPE Shares to the PIPE Subscribers, for a purchase price of $10.00 per share, in a private placement.
•“Registration Rights and Lock-up Agreement” means that certain registration rights and lock-up agreement entered into upon the consummation of the Business Combination, by and among the Sponsor, former GAMC directors and officers, Bolt Threads directors and officers, and certain Bolt Threads stockholders.
•“Sponsor” means Golden Arrow Sponsor, LLC, a Delaware limited liability company.
•“Sponsor Note Deadline” mean the earliest of (i) five business days after the date of this proxy statement/prospectus, (ii) August 1, 2024 and (iii) the date on which the Business Combination Agreement is terminated, and represents the last day by which the Sponsor may purchase additional Convertible Notes, with any such amount of additional Convertible Notes purchased by the Sponsor reducing on a dollar-for-dollar basis the amount the Sponsor is committed to invest pursuant to its Subscription Agreement.
•“Original PIPE Subscription Agreements” means the PIPE subscription agreements, as amended.
•“U.S. GAAP” means accounting principles generally accepted in the United States of America.
•“Public Warrants” means the warrants included in the units sold in the GAMC IPO, each of which is exercisable for one share of common stock, in accordance with its terms.
•“Public Warrant Agreement” means the existing Warrant Agreement, dated March 16, 2021, between Continental Stock Transfer & Trust Company, as warrant agent, and Bolt, pursuant to which the Warrants were issued.
•“Sponsor Warrants” means the 5,000,000 warrants to purchase shares of common stock issued to the Sponsor in connection with an exchange for their 5,000,000 private placement warrants to purchase shares of common stock issued to the Sponsor simultaneously with the closing of the GAMC IPO.
•“Triton Warrants” means the warrants we issued to Triton Funds LP (“Triton”) in February 2025.
•“Vegan Silk Technology Platform” means the vegan silk biomaterial products we research, develop, market and sell .
•“Vegan Silk Technology Platform products” means the products included in our Vegan Silk Technology Platform, b-silk and xl-silk.
•“Warrants” means the Public Warrants, the Sponsor Warrants and the Triton Warrants.

PART I
ITEM 1. BUSINESS
Mission
Bolt Threads was created out of a strong passion and purpose: to pioneer sustainable materials and lead the way to a brighter future, benefiting both humanity and the planet we call home.
It started with two visionary synthetic biology PhDs, driven by a deep fascination with nature’s billions of years of invention, especially the intricate world of spider webs. They believed in the potential to replace harmful materials within the consumer goods industry with sustainable alternatives — one material at a time.
Drawing on 3.8 billion years of life on earth, we established a company rooted in the power of biology - and therefore biotechnology - to discover multiple new biomaterials, addressing pressing challenges for both our customers and the world.
Our aspiration is to transform the global consumer goods industry, starting in beauty and personal care with ingredients that are better for the environment while improving product performance.
In short: way better materials, for a way better world.
Overview
Bolt harnesses biotechnology to build biomaterials that aims to disrupt and transform high-volume consumer goods industries. We are a pioneer in the consumer biomaterials space. Our first offering, the Vegan Silk Technology Platform currently includes b-silk and xl-silk, which are fully biodegradable, film-forming, versatile and functional ingredient for the beauty industry. Our first output from this platform, b-silk, has been on the market since 2019. This platform is backed by a patent portfolio that boasts 68 granted patents and 166 pending patent applications. Further, we have developed substantial trade secrets and expertise over more than 13 years of development and more than $300 million invested in research and product development.
In early 2023, we made a strategic decision to discontinue the development of our other product candidates and focus 100% on the Vegan Silk Technology Platform, reinforcing our commitment to high-impact, scalable innovation. By discontinuing the development of all other product candidates, and concentrating our resources and expertise, we are accelerating the commercialization of biotechnology ingredients for the beauty and personal care industry, unlocking new applications and long-term value for our investors, partners, and customers.
We have a history of net losses, including a net loss of $65.4 million and $57.7 million for the years ended December 31, 2024 and December 31, 2023, respectively. As of December 31, 2024, our accumulated deficit was $461.8 million.
Moving forward, we are committed to developing the Vegan Silk Technology Platform as our foundation for a high-value, scalable business with attractive costs and margins. Over time, we believe this would enable us to reinvest in our broader portfolio, expanding our Vegan Silk Technology Platform to include additional sustainable materials that support our mission of building biomaterial platforms for high-volume consumer goods brands.
Introduction to the Vegan Silk Technology Platform
Inspired by nature and engineered in the lab, we make our vegan silk from materials such as yeast, sugar and water, drawing from the structure of many intrinsic silks sequence from nature. We believe these proprietary polypeptides not only have the potential to replace silicone elastomers in a variety of formulations as a fully biodegradable and non-toxic film former alternative, but as a functional ingredient with extended claims for hair, skin and color cosmetics.
The Beauty and Personal Care Market
The overall market Bolt serves is expected to grow at a compound annual rate of 7.7% to reach $973 billion by 2030 according to Grandview Research. This market is undergoing a transformation, driven by regulatory changes and consumer demand for more sustainable solutions, moving away from pervasive synthetic materials and naturally derived ingredients that are no longer environmentally viable. Within this market, Bolt's biotechnology approach offers innovative, high performance biomaterials that leverage the platform capabilities to provide sustainable replacements for these undesirable materials in formulations.
The Silicone Elastomer Market
The global silicone market within the beauty and personal care market has grown exponentially amid changes in regulatory environments around the world. According to Global Market Insights, the global silicone market is estimated to be between $16.7 billion and $19.9 billion, with the silicone elastomers subsector representing a $6.3 billion to $10.0 billion global market. Furthermore, according to Grandview Research and Global Market Insights, the silicone market is poised to register around a 6% compound annual growth rate from 2022 to 2030. In the personal care products and consumer products segment, the Global Silicone Council estimates that a total of 390,000 tons of silicone products are sold annually.
One of the many uses for products made from Bolt's Vegan Silk Technology Platform is to capitalize on this opportunity. Bolt not only has the ability to displace silicone elastomers, but to do so while offering a wider range of potential claims as a functional cosmetic ingredient. We believe even limited penetration of this market opportunity offers substantial revenue potential, as many target customers have committed to reducing or eliminating their use of silicone elastomers or may be required to do so in response to regulatory pressures.
The Challenges of Silicone Elastomers
Silicone elastomers leave behind a persistent film even after being washed off. Just as this chemistry can clog pores on human skin, the same microscopic plastics can clog drains and accrete in the water system. Silicone elastomers washed down drains add to the accumulating masses of non-biodegradable materials flushed into our environment. This concern has driven manufacturers to search for alternatives and has created political pressure for regulations limiting the use of silicone elastomers. In the face of this, the industry has struggled to find substitute ingredients that perform comparably, leaving manufacturers to continue relying on silicone elastomers. The Global Silicone Council has indicated that a total of 390,000 tons of silicone products are sold each year in the personal care and consumer products sector.
The Vegan Silk Technology Platform Solution
We believe the products made with the Vegan Silk Technology Platform have the potential to substantially replace silicone elastomers with a more sustainable alternative, while outperforming them on several key attributes and providing multiple additional active benefits.
However, each output from the Vegan Silk Technology Platform matches or outperforms silicone elastomers across various metrics in blind trials even at reduced loading levels. Loading levels refer to the percentage of a specific ingredient within a complete formula.
We believe this is an attractive combination of features for manufacturers and that offerings like b-silk have the ability to replace the problematic, bio-persistent chemistry of silicone elastomers. Because offerings like b-silk are made with a few simple biological ingredients, they are highly biodegradable.
In addition, we believe consumer product formulators find products like b-silk easy to work with as a stable, robust ingredient that does not react negatively with other common ingredients. Finally, formulators’ feedback to us has confirmed the versatility of the material in a variety of formulas, whether hair, skin or color, and the ease of mixing it with existing chemical combinations, which unleashes 20+ active benefits for a broader range of products.
The key to the Vegan Silk Technology Platform’s active benefits is its affinity for water; it is a hydrophilic molecule. When it touches water, it creates pillow-shaped droplets that can coat skin and hair. This has the potential to allow formulators to enhance the sensory benefits of their products by creating a lightweight but firm film upon application. This film has the potential to provide several benefits including helping create the appearance of firmer and more elastic skin and hair, potentially mitigating signs of aging, contributing to more persistent curls and enabling a silk-like soft feel after washing. Relatively lightweight formulations could have the ability to maintain these effects while minimizing build-up and allowing for even spreadability and quick absorption.

Our product has been used in formulations sold to consumers since 2019. Since that time, we have substantially reduced the cost of manufacturing b-silk through process optimization.
Vegan Silk Technology Platform Customer Landscape
We believe we can support the world’s largest beauty and cosmetic manufacturers, which sell billions of dollars of products each year, with our Vegan Silk Technology Platform. As mentioned, these products support lower loading levels compared to silicone elastomers. Ingredients that are efficacious at lower loading levels can help formulators lower their costs of goods without affecting product performance. We believe formulators’ consistent focus on cost efficiencies will encourage expansion of the use of these products. To support further adoption of our Vegan Silk Technology Platform into the mass market, we will continue our efforts to reduce our cost of goods, driven by process development improvements and economies of scale. Additionally, we intend to introduce new vegan silk products from our platform and production strains to offer further lower cost options (under R&D work).
Production Strategy
While discovering the Vegan Silk Technology Platform was a complex and challenging endeavor, we aim to reduce complexity and use of capital with our go-to-market strategy. We focus on research, development, scaling, technical transfers, branding and commercialization, while leaving manufacturing to a network of third-party fermentation specialists. We believe that this strategy will eventually help to facilitate a higher margin financial profile while limiting total required capital investment and that it will provide capacity flexibility and supply chain agility to respond to market fluctuations.
Research and Development
We have spent over a decade researching, testing and developing materials that can replace the status quo of ingredients and processes found in the manufacturing of high-volume consumer goods. Our research and development process begins with researching and sourcing organisms and exemplar materials that are readily available within nature. From there, we narrow species and genotype, identifies genetics and engineers microorganisms for future production. We then begin product prototyping, material testing and product application development with customers for new products within existing industries. Finally, we engineer biological processes and chemistry to be compatible with contract manufacturing at commercial scale.
We developed b-silk through extensive and deep R&D. We comprehensively studied silk and other structural proteins to arrive at this material made from natural peptides. b-silk alone is protected by 40 granted patents and four trademarks that cover areas from the DNA sequence through manufacturing and product applications. We have expertise in the team and protected trade secrets accrued in developing and manufacturing the product. We have taken steps to protect the intellectual property behind the Vegan Silk Technology Platform because we believe it could replace a critical part of the beauty and personal care industry’s supply chain.
Go-to-Market Strategy
As currently formulated, we believe offerings from the Vegan Silk Technology Platform enjoy a large, multi-billion market opportunity in skincare, haircare, color cosmetics and a number of adjacent markets. We intend to focus our initial efforts on selling our product to the prestige and massive market segments. We believe further efforts to reduce cost of goods and the development of new products have the potential to expand the platform into mass markets and to unlock both the household care and healthcare market segments. We believe this can drive substantial unit volume growth over time. As we build volume, we anticipate our strategy of cost of goods optimization will be accelerated by economies of scale.
Beyond the Vegan Silk Technology Platform
Our long-term goal is to become a leader in synthetic biomaterials. We have developed significant intellectual property over the past thirteen years. We have developed additional offerings from the Vegan Silk Technology Platform, including xl-silk. These new offerings are modifications of existing molecules in response to needs and requests of current or prospective customers, including for enhanced water solubility and oil solubility and improved hair and skin binding. Additionally, we have several other potential products in our pipeline.

Manufacturing and Supply
We are in the process of diversifying and strengthening our manufacturing network to bolster the production capacity of the Vegan Silk Technology Platform and enhance supply chain resilience, since at this time we rely on just one strategic partner for manufacturing our products, Laurus Bio Private Limited (“Laurus Bio”). The Laurus Bio services agreement was renewed in October 2024. The terms governing price and quantity are set by each purchase order. We believe that utilizing a third-party manufacturing partner enables us to focus on our core competencies and maintain a capital efficient business model while leveraging this third party’s state of the art facilities, up-to-date and certified compliance with regulatory entities and economies of scale. We have not experienced any significant difficulty obtaining the quantities of our products necessary to meet demand. During 2024 we sold over 1,700 kilograms produced by Laurus Bio. Furthermore, Laurus Bio is undergoing capacity expansion by building a third facility, which is expected to add substantial capacity to its current capacity by the second half of 2026.
As demand for our products increase, we expect to validate multiple alternative sources to ensure agile response to changes in demand. Currently, we are in the process of validating a second supplier, and evaluating a third supplier. For a discussion of risks related to third-party contract manufacturers and suppliers, some of which are single source, see “Risk Factors — Risks Related to Products and Operations — We currently rely on a single manufacturing partner and manufacturing facility for the production of our Vegan Silk Technology Platform products and in the future intend to rely on a small number of manufacturing partners and manufacturing facilities both in the U.S. and internationally.”
Our products require raw materials that are neither rare or scarce, such as urea, dextrose, orthophosphoric acid and sodium hydroxide. We rely on our strategic partners to procure materials for the manufacturing process. We have not historically encountered any supply chain challenges, supplier disputes, regulatory restrictions, or inflationary pressures. See “Risk Factors — Risks Related to Products and Operations — If our costs of producing products from our Vegan Silk Technology Platform materially increase, we would have to raise our prices, which could negatively impact on our ability to gain new customers and keep existing customers."
Seasonality
Our business is not considered to be seasonal. Various factors, however, can affect the distribution of our sales between accounting periods, including the timing of customer orders, acquisition of new customers, customer launches, and new product introductions.
Intellectual Property
Our success depends in large part upon our ability to obtain and maintain proprietary protection for our products and technologies and to operate without infringing on the proprietary rights of others. Our policy is to protect our proprietary position by, among other methods, filing for patent applications on inventions that are important to the development and conduct of its business with the U.S. Patent and Trademark Office and its foreign counterparts. We seek to avoid infringement by monitoring patents and publications in our product areas and technologies to be aware of developments that may affect our business, and to the extent we identify such developments, evaluate and take appropriate courses of action.
As of December 31, 2024, we had 68 granted U.S. and foreign patents, which relate largely to b-silk and its method of manufacture and use, mycelium materials and methods of production, and resilin compositions and methods of use, and 166 pending U.S. and foreign patent applications. In particular, b-silk is protected by a total of 40 granted U.S. and foreign patents, including by patents relating to the composition of b-silk itself, as well as materials and methods relating to the production of b-silk and its end product uses, and 90 pending U.S. and foreign patent applications. Our current patents have expiration dates ranging from 2034 to 2042 and any patents resulting from pending patent applications are expected to expire between 2034 and 2044. In addition to the United States, we have issued patents in 19 countries and pending patent applications in 15 countries. The actual protection afforded by patents, which can vary from country to country, depends on the type of patent, the scope of its coverage and the availability of legal remedies in the country. The table below sets out summary information for each patent that we consider to be material to our business, all of which are U.S. utility patents relating to b-silk and each of which is owned by us.

Title	Scheduled Date of Expiration
METHODS AND COMPOSITIONS FOR SYNTHESIZING IMPROVED SILK FIBERS	09/17/2034
METHODS AND COMPOSITIONS FOR SYNTHESIZING IMPROVED SILK FIBERS	10/10/2034
METHODS AND COMPOSITIONS FOR SYNTHESIZING IMPROVED SILK FIBERS	09/17/2034
METHODS AND COMPOSITIONS FOR SYNTHESIZING IMPROVED SILK FIBERS	07/22/2037
METHODS AND COMPOSITIONS FOR SYNTHESIZING IMPROVED SILK FIBERS	12/01/2034
LONG UNIFORM RECOMBINANT PROTEIN FIBERS	04/16/2040
ELASTOMERIC PROTEINS	01/16/2038
ELASTOMERIC PROTEINS	01/16/2038
COMPOSITIONS AND METHODS FOR PRODUCING HIGH SECRETED YIELDS OF RECOMBINANT PROTEINS	04/07/2038
COMPOSITIONS AND METHODS FOR PRODUCING HIGH SECRETED YIELDS OF RECOMBINANT PROTEINS	03/09/2038
COMPOSITIONS AND METHODS FOR PRODUCING HIGH SECRETED YIELDS OF RECOMBINANT PROTEINS	04/07/2038
COMPOSITIONS AND METHODS FOR PRODUCING HIGH SECRETED YIELDS OF RECOMBINANT PROTEINS	03/09/2038
COMPOSITIONS AND METHODS FOR PRODUCING HIGH SECRETED YIELDS OF RECOMBINANT PROTEINS	03/09/2038
MODIFIED STRAINS FOR THE PRODUCTION OF RECOMBINANT SILK	10/03/2037
MODIFIED STRAINS FOR THE PRODUCTION OF RECOMBINANT SILK	10/03/2037
METHODS OF GENERATING HIGHLY-CRYSTALLINE RECOMBINANT SPIDER SILK PROTEIN FIBERS	09/08/2039
SEC MODIFIED STRAINS FOR IMPROVED SECRETION OF RECOMBINANT PROTEINS	05/17/2039
COMPOSITE MATERIAL, AND METHODS FOR PRODUCTION THEREOF	05/22/2040
COMPOSITE MATERIAL, AND METHODS FOR PRODUCTION THEREOF	05/22/2040
RESILIN MATERIAL FOOTWEAR AND FABRICATION METHODS	10/19/2039
CUSTOM SIZING SYSTEM AND METHODS FOR A KNITTED GARMENT HAVING RADIAL SYMMETRY	11/06/2038
SYSTEM AND METHOD FOR MANUFACTURING CUSTOM-SIZED GARMENTS	02/02/2039
We also use other forms of protection (such as trademark and trade secret) to protect our intellectual property, particularly where we do not believe patent protection is appropriate or obtainable. We aim to take advantage of all of the intellectual property rights that are available to us and believe that this comprehensive approach provides us with a strong proprietary position.
We further protect its proprietary information by requiring our employees, consultants, contractors, and other advisers to execute nondisclosure and assignment of invention agreements upon commencement of its respective employment or engagement. Agreements with our employees also prevent them from bringing the proprietary rights of third parties to us. We also require confidentiality or material transfer agreements from third parties that receive our confidential data or materials.
Competition
We develop and sell offerings from our Vegan Silk Technology Platform such as b-silk and xl-silk. They are all silicone elastomer replacements for consumer products in the beauty & personal care market. The silicone elastomer and specialty ingredients space within the beauty & personal care market is competitive. Competition is based on several key criteria, including product performance and quality, product price, product availability and security of supply, responsiveness of product development in cooperation with customers, customer service, industry knowledge, technical capability, as well as a newer critical element: sustainability.

The largest cosmetics companies in the world include L’Oréal, Estee Lauder and Unilever, among others. Multinational cosmetics companies are significantly larger than us and have greater financial resources, leading to greater operating and financial flexibility. While we believe that the market is shifting towards the replacement of silicone elastomers with a sustainable ingredient and products from our Vegan Silk Technology Platform are positioned to capture this market shift, silicone elastomer is expected to remain the primary ingredient for the foreseeable future. We expect that our products will compete with products produced from traditional silicone elastomer producers as well as from alternative production methods that established enterprises and new companies have developed and commercialized and are seeking to develop and commercialize. We view our main competition to be from silicone elastomers produced by traditional chemistries or derived from non-sustainable sources that we are working to replace with our products.
Other competitors that have developed products with similarities to our products include Givaudan Active Beauty, which develops Silkgel, a vegan and sustainable biomimetic silk; Spiber Inc., which develops Brewed Protein, a material for apparel made from plant-based ingredients; Seevix Material Sciences, which develops SVX, a vegan, spider silk-inspired biopolymer material; Evolved by Nature, which develops Activated Silk, a bioactive peptide solution; and hydrolyzed silk, an animal-derived byproduct. To our knowledge, Silkgel and Activated Silk are the only commercially available ingredients, whereas the others, based on publicly available information, remain under development. However, to our knowledge, none of these materials are currently being used or marketed as alternatives to silicone elastomers.
Government Regulation
Our products and operations, and those of our customers, are subject to various federal, state and international laws and regulations, including regulation in the United States by the Food and Drug Administration (“FDA”), the Federal Trade Commission (the “FTC”), and comparable regulators in other jurisdictions in which it operates. These laws and regulations principally relate to the advertising, promotion, product manufacturing, testing, storage, handling, distribution and disposal of its products. In particular, we supply certain ingredients to customers for use in their cosmetic products. In the United States, the Federal Food, Drug and Cosmetic Act (the “FDCA”), defines cosmetics as articles or components of articles intended for application to the human body to cleanse, beautify, promote attractiveness, or alter the appearance, with the exception of soap. The labeling of cosmetic products is subject to the requirements of the FDCA, the Fair Packaging and Labeling Act, the Poison Prevention Packaging Act and other laws and regulations, including regulations of the FDA. Cosmetics are not subject to pre-market approval by the FDA. However, certain ingredients, such as color additives, must be pre-approved for the specific intended use of the product and are subject to certain restrictions on their use. The FDA may, by regulation, require warning statements on certain cosmetic products for specified hazards associated with such products. FDA regulations also prohibit or otherwise restrict the use of certain ingredients in cosmetic products. B-silk is not subject to pre-approval by the FDA and we believe is in material compliance with applicable regulations.
In addition, the FDA requires that cosmetic labeling and claims be truthful and not misleading. Moreover, cosmetics may not be marketed or labeled for their use in treating, preventing, mitigating, or curing disease or other conditions, or in affecting the structure or function of the body, as such claims would render the products to be a drug and subject to regulation as a drug. The FDA has issued warning letters to cosmetic companies alleging improper drug claims regarding their cosmetic products. In addition to FDA requirements, the FTC as well as state consumer protection laws and regulations can subject a cosmetics company to a range of requirements and theories of liability, including similar standards regarding false and misleading product claims, under which FTC or state enforcement or class-action lawsuits may be brought.
Manufacturing of cosmetics is also subject FDA requirements. In the United States, the FDCA prohibits the introduction, or delivery for introduction, into interstate commerce of cosmetics that are adulterated or misbranded. The FDA has historically recommended (but not required) certain voluntary good manufacturing practices (“GMPs”) designed to reduce the risk of violating this prohibition. However, recent legislation expanded the FDA’s authority to regulate cosmetics, including their manufacturing. Specifically, the Modernization of Cosmetics Regulation Act of 2022 (“MoCRA”), signed into law in December 2022, established, among other things, expanded FDA authority over cosmetic products, including requirements to register manufacturing facilities and list cosmetic products and ingredients, report serious adverse events, substantiate safety of the cosmetic, label cosmetics with certain information, and maintain certain records. The FDA now also has authority to enforce, and is required to issue, regulations governing GMPs for cosmetics. Although MoCRA required the FDA to issue a proposed rule for cosmetic GMPs in 2024 and to publish a final rule establishing cosmetic GMPs by December 2025, the FDA has yet to propose any rules or update its existing guidance documents with respect to such GMPs. Accordingly, the FDA’s draft guidance on cosmetic GMPs, last updated in June 2013, continues to provide the FDA's most recent recommendations related to, among other things process documentation, recordkeeping, building and facility design, equipment maintenance and personnel. Many of MoCRA’s provisions apply directly to finished cosmetics manufacturing, but these requirements may be applied via contract to ingredient suppliers.

In addition, the FDA monitors compliance of cosmetic products through market surveillance and inspection of cosmetic manufacturers and distributors to ensure that the products are not manufactured under unsanitary conditions, or labeled in a false or misleading manner. Inspections also may arise from consumer or competitor complaints filed with the FDA. In the event the FDA identifies unsanitary conditions, false or misleading labeling, or any other violation of the FDA’s laws or regulations, the FDA may request or require, or a manufacturer may independently decide, to conduct a recall or market withdrawal of cosmetic products. Failures to comply with applicable FDA regulations also may lead to, among other things, customer complaints, adverse events, warning letters, untitled letters, product seizures or detentions, and other criminal and civil fines and penalties.
Employees and Human Capital Resources
As of December 31, 2024, we had 13 full-time employees in the United States, one full-time employee in Canada and seven consultants in the United States and one consultant in the Netherlands. None of our employees are subject to a collective bargaining agreement and we believe we have a good relationship with its employees and consultants. We are a remote-only company, meaning that our team members work remotely. Due to this, we do not currently have a headquarters.
Our human capital objectives are focused on attracting, developing, and retaining talent. Cash compensation and bonus plans, benefits and, both before and after the Business Combination, equity grants are designed to attract, retain and to motivate employees, directors, and select consultants to achieve our corporate objectives.
Corporate Information

The registrant was incorporated under the laws of the State of Delaware as Golden Arrow Merger Corp (“GAMC”) on December 31, 2020. On August 13, 2024, we closed the Business Combination with Bolt Threads, Inc. (“Bolt Threads”) and Beam Merger Sub, Inc., a Delaware corporation and wholly-owned subsidiary of GAMC. As a result of the Business Combination, Bolt Threads became a wholly-owned subsidiary of ours, and we changed our name to Bolt Projects Holdings, Inc. We do not currently have a headquarters. We maintain a mailing address at 2261 Market Street, Suite 5447, San Francisco, California 94114. Our telephone number is (415) 325-5912.

Available Information and Website Disclosure

We are required to file annual, quarterly and current reports, proxy statements and other information with the SEC. Our filings with the SEC are also available to the public through the SEC’s website at www.sec.gov. You also can find more information about us online at our investor relations website located at www.boltprojectsholdings.com. Filings we make with the SEC and any amendments to those reports are available free of charge on our website as soon as reasonably practicable after we electronically file such material with the SEC. The information posted on or accessible through our website is not incorporated into this Annual Report on Form 10-K.

Investors and others should note that we announce material financial and operational information to our investors using press releases, SEC filings and public conference calls and call webcasts, and by postings on our investor relations site at www.boltprojectsholdings.com. We may also use our website as a distribution channel of material information. In addition, you may automatically receive email alerts and other information about us when you enroll your email address by subscribing under the “Investor Email Alerts” section of our website.

ITEM 1A. RISK FACTORS
Our future operating results could differ materially from the results described in this Annual Report on Form 10-K due to the risks and uncertainties described below. You should consider carefully the following information about risks below in evaluating our business. If any of the following risks actually occur, our business, financial conditions, results of operations and future growth prospects would likely be materially and adversely affected. In these circumstances, the market price of our Common stock would likely decline. In addition, we cannot assure investors that our assumptions and expectations will prove to be correct. Important factors could cause our actual results to differ materially from those indicated or implied by forward-looking statements. See “Forward-Looking Statements” for a discussion of some of the forward-looking statements that are qualified by these risk factors. Factors that could cause or contribute to such differences include those factors discussed below.

Our history of losses and negative cash flows from operations and the need for substantial capital raise substantial doubt about our ability to continue as a going concern.
In Note 2 to our consolidated financial statements included in this Annual Report on Form 10-K, we disclose that there is substantial doubt about our ability to continue as a going concern. We will need additional capital to support our planned product development and operations. Based upon our current operating plan, we estimate that our cash and cash equivalents as of the issuance date of the consolidated financial statements included in this Annual Report on Form 10-K are insufficient for us to fund operating, investing, and financing cash flow needs for the twelve months subsequent to the issuance date of these consolidated financial statements. To obtain the capital necessary to fund our operations, we may seek to obtain funds through public or private equity offerings, debt financing transactions, refinancing or restructuring its current debt obligations, or any other means. If we are unable to obtain sufficient funding, we could be forced to delay, reduce or eliminate all of our sales efforts, our research and development programs, future research and development efforts, and our financial condition and results of operations will be materially and adversely affected, and we may be unable to continue as a going concern. Future financial statements may disclose substantial doubt about our ability to continue as a going concern. If we seek additional financing to fund our business activities in the future and there remains substantial doubt about our ability to continue as a going concern, investors or other financing sources may be unwilling to provide additional funding to us on commercially reasonable terms or at all. Additionally, even if we raise sufficient capital through additional equity or debt financings, strategic alternatives or otherwise, there can be no assurance that the revenue or capital infusion will be sufficient to enable us to develop our business to a level where it will be profitable or generate positive cash flow. Any equity securities issued may provide rights, preferences or privileges senior to those of our current holders of Common stock. If we raise funds by issuing debt securities, these debt securities would have rights, preferences and privileges senior to those of holders of Common stock and a substantial portion of our operating cash flow may be dedicated to the payment of principal and interest on such indebtedness, thus limiting funds available for our business activities. The terms of any debt securities issued could also impose significant restrictions on our operations.
We may not be able to generate sufficient cash to service all our debt obligations and may be forced to take other actions to satisfy our obligations under our debt obligations, which may not be successful.
Our ability to make scheduled payments on or to refinance our debt service obligations and other obligations depends on our ability to generate cash in the future and our financial condition and operating performance, which are subject to prevailing economic and competitive conditions and to certain financial, business and other factors beyond our control. We cannot assure you that we will maintain a level of cash flows from operating activities sufficient to permit us to pay the principal, premium, if any, and interest on our debt. As of December 31, 2024, we have estimated principal and interest payments on debt due in the next twelve months of zero and $1.1 million, respectively.
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
In the years ended December 31, 2024, and 2023, we incurred net losses of $65.4 million and $57.7 million, respectively. As of December 31, 2024, our accumulated deficit was $461.8 million. Since our inception, we have been engaged primarily in research and development and early-stage commercial activities. Because we have a limited history of commercial operations and we operate in a rapidly evolving industry, we cannot be certain that we will generate sufficient revenue to achieve or maintain profitability.
Our ability to generate revenue in the near-term is highly dependent on the successful commercialization of our current and future biomaterials products, including our Vegan Silk Technology Platform products, b-silk and xl-silk, and the decrease in costs of producing such products, both of which are subject to many risks and uncertainties as described below. We expect that it will take time for production of our products to ramp up to a more economical scale thereby decreasing our cost of production. As a result, we may have significant losses and negative cash flow as we work to expand our market share for at least the next few years, as we incur additional costs and expenses for the continued development and expansion of our business, including the costs of establishing capacity with our current manufacturing partner and any future manufacturing partners and ongoing expenses of research, product development, and commercialization. The amount we spend will impact on our ability to become profitable and this will depend, in part, on the number of new products that we attempt to develop and the costs of further commercializing our existing products. We may not achieve any or all of these goals and, thus, we cannot provide assurances that we will ever be profitable. Even if we can successfully produce and sell our Vegan Silk Technology Platform products, whether we will be able to generate a profit on any of these products is highly uncertain and depends on several factors including the cost of production, the price we are able to charge for these products, further market adoption of our products, and the emergence of competing products.
Our operating results may fluctuate significantly because of a variety of factors, including, but not limited to, end market demand, timing of regulatory actions and variation in manufacturing costs, many of which are outside of its control.
We are subject to, among other things, the following factors that may negatively affect our operating results:

•The announcement or introduction of new products by our competitors.
•Fluctuating prices of biomaterials due to availability of raw materials, skepticism of silicone elastomer substitutes, and uncertain rise and fall of current market demands.
•Changing availability of and prices from contract manufacturers, as well as potential modest capital expenditures depending on the infrastructure of various contract manufacturers.
•Our ability to upgrade and develop our systems and infrastructure to accommodate growth.
•Our ability to secure adequate fermentation capacity with our manufacturing partner and any future manufacturing partners.
•Our ability to secure production of our Vegan Silk Technology Platform products, and any future biomaterial products at scale.
•Our ability to attract and retain key personnel in a timely and cost-effective manner.
•Our ability to attract new customers, retain existing customers, and maintain or increase order volume from existing customers.
•Technical difficulties.
•The amount and timing of operating costs and capital expenditures relating to the expansion of our business, operations and infrastructure.
•Our ability to identify and enter into relationships with appropriate and qualified third-party providers of necessary testing and manufacturing services.
•Regulation by federal, state or local governments; and
•General economic conditions, as well as economic conditions specific to the cosmetics and personal care industry.
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
Subject to the availability of the capital, we plan to make capital expenditures and may incur significant capital expenditures in the future as we expand our research and business. In addition, cash requirements relate primarily to working capital needed to operate and grow our business, including funding operating expenses, growth in working capital requirements to support increased revenue, continued expansion of our markets, continued development and expansion of our products, expanding fermentation capacity with our manufacturing partner and any future manufacturing partners, and the possible repayment or refinancing of any long-term debt that may be incurred. Our ability to meet future liquidity needs and capital requirements will depend upon numerous factors, including the timing and quantity of product orders and shipments; attaining and expanding positive gross margins for our Vegan Silk Technology Platform products and future biomaterial products; the timing and amount of our operating expenses; the timing and costs of working capital needs; the timing and costs of expanding our research and development teams; the ability of our customers to continue to order products from us; our ability to obtain financing arrangements to support our operations, including financing arrangements to repay or refinance any long-term debt that may be incurred, and the terms of such agreements that may require us to pledge or restrict substantial amounts of our cash to support these financing arrangements; the timing and costs of hiring and training necessary personnel; the extent to which our products gain more market acceptance; the timing and costs of product development and introductions; the extent of our ongoing and new research and development initiatives; and changes in our strategy or our planned activities. In addition, if we are unable to fund our operations with the cash flows from operations and cannot obtain external financing on favorable terms or at all, we may not be able to sustain future operations which could cause us to delay, reduce or cease operations and could have a material adverse effect on our business, results of operations and financial condition.
We may be able to incur more debt in the future, which could further exacerbate the risks of leverage, including the ability to service our indebtedness.
We may need to incur additional debt in the future to further our research and development into products, marketing, or working capital. Although the covenants contained in our current indebtedness instruments may impose some limits on our ability to incur new debt, these agreements may permit the occurrence of significant additional debt if we satisfy certain conditions, or such debt instruments may be amended in the future to do so. If we incur new debt, the risks related to being in a highly leveraged company that we now face could intensify, including our ability to service such indebtedness.
We are subject to several restrictive debt covenants under the Ginkgo Note Purchase Agreement.
In April 2024, we entered into a second amendment to our note purchase agreement, dated October 14, 2022 (the “Ginkgo Note Purchase Agreement”) with Ginkgo Bioworks, Inc. (“Ginkgo”) to modify our outstanding senior secured notes (the “Senior Secured Notes”) held by Ginkgo. As amended, the Ginkgo Note Purchase Agreement contains customary affirmative covenants and also contains restrictive covenants, including, among others, limitations on: the occurrence of additional debt, liens or other encumbrances on property, acquisitions and investments, loans and guarantees, mergers, consolidations, liquidations and dissolution, asset sales, dividends and other payments in respect of our capital stock, prepayments of certain debt, transactions with affiliates and changes to our type of business, management of the business, control of the business or business locations. Additionally, the Ginkgo Note Purchase Agreement contains subjective acceleration clauses to accelerate the maturity date of the Senior Secured Notes if a material adverse change has occurred within the business, operations, or financial condition of the Company.
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

As of December 31, 2024, the Company had federal and state NOL carryforwards of $359.5 million and $222.8 million (post apportionment), respectively, as reported on its tax returns available to reduce future taxable income, if any. If not utilized, these federal and state NOL carryforwards will begin to expire in the year ending December 31, 2030; with the federal NOLs generated after the year ended December 31, 2017 carried forward indefinitely. The Tax Reform Act of 1986 and similar California legislation impose substantial restrictions on the utilization of net operating losses and tax credits in the event of an “ownership change” of a corporation. Accordingly, the Company’s ability to utilize net operating losses and credit carryforwards may be limited as the result of such an “ownership change.” The Company conducted a Section 382 analysis on its NOLs up to 2023. As a result of the 382 analysis, while the Company experienced various ownership changes triggering the application of Section 382, the Company does not expect any of its tax attributes to expire before utilization based on the applicable Section 382 limitation.

Risks Related to Our Products and Operations
Our revenue is primarily generated from sales of our Vegan Silk Technology Platform, and we are therefore highly dependent on the success of these products.
To date, substantially all our revenue has been derived, and we expect it to continue to be substantially derived, from sales of b-silk and xl-silk, two products from our Vegan Silk Technology Platform. We began commercializing b-silk in direct-to-consumer products in 2018 and in business-to-business products in 2020, but our commercialization of b-silk to date has still been limited. Customer awareness of, and experience with, b-silk has been and is currently limited. As a result, b-silk has limited product and brand recognition within the beauty and personal care market as a substitute for silicone elastomers. We do not have a long history operating as a commercial company, and the novelty of b-silk, together with our limited commercialization experience, makes it difficult to evaluate our current business and predict our prospects with precision. These factors also make it difficult for us to forecast our financial performance and future growth, and such forecasts are subject to several uncertainties, including those outside of our control.
Future products from the Vegan Silk Technology Platform may not achieve market success. If our products do not achieve market success, we may be unable to generate significant revenues.
We currently have limited customer commitments for commercial quantities of our Vegan Silk Technology Platform products. Some prospective customers are currently evaluating and testing of our products prior to making large-scale purchase decisions. In addition, commitments under existing agreements may not be representative of future demand. The successful commercialization of our products is also dependent on additional customers’ ability to commercialize the end-products that they make from our Vegan Silk Technology Platform products and future biomaterial products, which may never gain market acceptance.
Market acceptance of our Vegan Silk Technology Platform products and future biomaterial product candidates will depend on numerous factors, many of which are outside of our control, including among others:
•Public acceptance of our Vegan Silk Technology Platform products and future biomaterial product candidates.
•Our ability to produce our Vegan Silk Technology products and future biomaterial product candidates with consistent quality that offers functionality comparable or superior to existing or new silicone elastomers or silicone elastomer alternatives.
•Our ability to produce our Vegan Silk Technology Platform products and future biomaterial product candidates to fit their intended purposes.
•Our ability to demonstrate the benefits of b-silk in terms of safety and efficacy, as well as meet “clean beauty” standards such as biodegradability and environmental friendliness.
•Our ability to maintain and obtain further necessary regulatory approvals for our Vegan Silk Technology Platform products.
•The speed at which potential customers qualify our Vegan Silk Technology Platform products and future biomaterial product candidates for use in their products, including any required third-party testing.

•Our ability to produce new products or customizations of existing products to match changes in public demand.
•The time it takes for our commercial-scale volume to be established.
•The pricing of our Vegan Silk Technology Platform products and future biomaterial product candidates compared to competitive products, including silicone-based elastomers.
•The effectiveness of our market strategy.
•Ease of administration of our products.
•The strategic reaction of companies that market competitive products.
•Our reliance on third party manufacturing partners to produce our Vegan Silk Technology Platform products and future biomaterial product candidates.
•Our reliance on third parties who support or control distribution channels; and
•General market conditions include fluctuating demand for our Vegan Silk Technology Platform products and our future biomaterial product candidates.
We may be unable to manage rapid growth effectively, and our ability to successfully implement our business plan will depend on a number of factors outside of our control.
Any failure by us to manage growth effectively could have a material and adverse effect on our business, results of operations and financial condition. We anticipate that a period of significant expansion will be required to address potential growth, including expanding the production of our Vegan Silk Technology Platform products and research activities. This expansion will place a significant strain on our management, operational and financial resources. To manage the expected growth of our operations and personnel, we must establish appropriate and scalable operational and financial systems, procedures and controls and must establish a qualified finance, administrative and operations staff. Our management may be unable to hire, train, retain and manage the necessary personnel or to identify, manage and exploit potential strategic relationships and market opportunities.
We currently rely on a single manufacturing partner and manufacturing facility for the production of our Vegan Silk Technology Platform products and in the future intend to rely on a small number of manufacturing partners and manufacturing facilities both in the U.S. and internationally.
We may not be successful in our efforts to enter into manufacturing agreements with multiple manufacturers to increase the supply of our Vegan Silk Technology Platform products and limit our reliance on any one manufacturing partner. We currently rely on a single manufacturing partner, Laurus Bio, and a single manufacturing facility of Laurus Bio (the “Laurus Bio Facility”) to produce our products. The Laurus Bio services agreement was renewed in October 2024. Additionally, adverse changes or developments affecting our relationship with Laurus Bio or the Laurus Bio Facility could impair our ability to produce our products. Any shutdown or period of reduced production at the Laurus Bio Facility or the manufacturing facilities of future manufacturing partners, which may be caused by regulatory noncompliance or other issues, as well as other factors beyond our control, such as severe weather conditions, natural disaster, fire, power interruption, work stoppage, disease outbreaks or pandemics, acts of war, political unrest, equipment failure, delay in supply delivery, or shortages of material, equipment, decreased fermentation capacity, or labor, would significantly disrupt our ability to produce our products in a timely manner, meet our contractual obligations and operate our business. The Laurus Bio Facility is in Bangalore, India, which may increase the magnitude of disruption from any of the foregoing events, or adversely impact our customers’ or prospective customers’ confidence in the stability of our supply chain. Performance guarantees may not be sufficient to cover damages or losses, or the guarantors under such guarantees may not have the ability to pay. Any insurance coverage we have may not cover or be sufficient to fully cover all our potential losses and may not continue to be available to us on acceptable terms, or at all.
Additionally, because our operations depend on an international manufacturing partner, we are subject to risks that are inherent in operating globally, including:

•Changes in laws and regulations or imposition of currency restrictions and other restraints in various jurisdictions.
•Limitation of ownership rights, including expropriation of assets by a local government, and limitation on the ability to repatriate earnings.
•Sovereign debt crises and currency instability in developed and developing countries.
•Imposition of burdensome tariffs and quotas.
•National and international conflict, including war, civil disturbances and terrorist acts; and
•Economic downturns and social and political instability.
The U.S. government has communicated its intention to change U.S. trade policy, including renegotiating or terminating existing trade agreements and leveraging tariffs in various regions such as China, Canada and Mexico. These additional tariffs or any future tariffs in regions from which we import or export, as well as a government’s adoption of “buy national” policies or retaliation by another government against such tariffs or policies have introduced significant uncertainty into the market and could have a negative impact on the Company’s results of operations. These risks could increase our cost of doing business internationally, increase our counterparty risk, disrupt our operations, disrupt the ability of suppliers and customers to fulfill their obligations and limit our ability to sell our product in certain markets.
Pricing and availability for our Vegan Silk Technology Platform Products and our future products may be impacted by factors out of our control, including, but not limited to, end market demand, variation in manufacturing costs, and supplier availability.
Pricing and availability of our Vegan Silk Technology Platform products can be volatile due to numerous factors beyond our control, including general, domestic and international economic conditions, labor costs, production levels, competition for fermentation capacity and consumer demand. This volatility could significantly affect the availability and cost of our products for us, and may therefore have a material adverse effect on our business, results of operations and financial condition. We believe pricing and availability of any of our future biomaterial products may be similarly volatile.
We currently outsource the production of our products to a single third-party manufacturing partner. Our contract manufacturing partner secures all of the necessary raw materials. Due to the high rate of growth in the silicone elastomer replacement market, the demand for raw materials used in our products may outpace supply, which could result in price increases and deficits in the supply necessary to meet customer demand. If we are unable to secure the required quantities of third-party raw materials, we may not be able to fulfil customer demand or any forecasts or guidance we provide to the public.
If our costs of producing products from our Vegan Silk Technology Platform materially increase, we would have to raise our prices, which could negatively impact on our ability to gain new customers and keep existing customers.
We currently rely on a single manufacturing partner to produce offerings from our Vegan Silk Technology Platform, including b-silk and xl-silk. The price we pay our contract manufacturing partner for our products has depended in part on the fluctuating cost of the raw materials used in the manufacturing processes, particularly urea costs. While we have negotiated fixed prices for upcoming production runs, we may not be able to secure such agreements in the future. We have faced, and could continue to face, resistance from some customers in accepting any increase in our prices as a result of market acceptance and the cost of producing our products. Some multi-year contracts and non-contractual pricing arrangements with customers may permit limited price adjustments to reflect increased costs. However, such adjustments may not occur quickly enough, or be sufficient, to prevent a materially adverse effect on net income and cash flow. Furthermore, any price adjustments may not cover all input costs, and these adjustments are not present in many of our customer contracts. In the event we experience increased costs for our Vegan Silk Technology Platform products, we may have to raise our prices, which could affect our ability to gain new customers or retain existing customers. Further, our inability to raise our prices to mitigate the effects of these increased input costs could have a material adverse effect on our financial results.
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
There can be no assurance our manufacturing suppliers will provide the quality needed by us in the quantities requested or at a reasonable price. Because we do not control the actual production of our products, we are also subject to delays caused by interruption in production including but not limited to those resulting from conditions outside of our control, such as pandemics, weather, transportation interruptions, labor shortages, strikes, terrorism, natural disasters, and other catastrophic events.
We have limited experience in marketing and selling products from our Vegan Silk Technology Platform, and if we are unable to gain market acceptance from consumer product companies and others, our business may be adversely affected.
We sell our Vegan Silk Technology Platform products, including b-silk and xl-silk, through our own direct sales force, and we have limited experience in marketing and selling these offerings. Our future sales will depend in large part on our ability to increase our marketing efforts and adequately address our customers’ needs. The beauty and personal care market is a large and diverse market, and competition for sales and marketing personnel is intense. We may not be able to attract and retain sufficient personnel to maintain an effective sales and marketing force. In addition, if we choose in the future to use distribution partners, we will likely have less control over the sales and marketing personnel of our distribution partners. The personnel at such distribution partners may therefore not be adequately trained with respect to our products or may not be sufficiently incentivized to sell these products. If we are unable to successfully market our products and adequately address our customers’ needs, it could negatively impact sales and market acceptance of our products and we may never generate sufficient revenue to achieve or sustain profitability.
A limited number of customers, distributors and collaboration partners account for a material portion of our revenue and they may continue to do so for the foreseeable future. The loss of major customers, distributors or collaboration partners could harm our operating results.
Our revenues have varied materially from quarter to quarter and are dependent on sales to, and collaborations with, a limited number of customers, distributors and/or collaboration partners. For example, for the year ended December 31, 2024, one customer accounted for approximately 88% of our revenue. Our agreement with this customer, which operates primarily in the United States, includes minimum purchase requirements for 2024 and 2025 of $1.2 million and $4.0 million, respectively, and will terminate on October 24, 2027 or earlier by mutual written agreement of the parties or for any reason upon 180 days’ written notice. The minimum purchase requirements stipulate minimum amounts of b-silk that the customer is required to purchase from us during the specified years, and the maximum prices at which we can sell those amounts of b-silk to the customer during those years, as well as an annual priority fee that the customer is obligated to pay us, which is several hundred thousand dollars annually.
We believe our revenue concentration for 2024 was primarily attributable to our limited history of commercial operations and limited revenue, which we expect will dissipate as additional customers and potential customers progress through their own testing, validation and development cycles with our Vegan Silk Technology Platform products and transition to using our products in their commercial products, which will lead to increased demand for our products from additional customers. However, until we can achieve broader market acceptance of our Vegan Silk Technology Platform offerings, we may face risks associated with concentrated customer base. There are risks whenever a significant percentage of revenue is concentrated with a limited number of customers. For example, revenue from these customers may fluctuate from time to time based on these customers’ business needs or financial condition, the timing of which may be affected by market conditions or other facts outside of our control. These customers could also potentially pressure us to reduce the prices we charge for our product, which could have an adverse effect on our margins and financial position and could negatively affect our revenue and results of operations. If any of our largest customers terminates its relationship with us, such termination could negatively affect our revenues and results of operations.
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
For the years ended December 31, 2024 and 2023, 12% and 1% of our product revenue was derived from purchase orders made by customers on an as-needed basis, and 88% and 99% of orders occurred under specified multi-year minimum contractual purchase obligations, respectively. Going forward, we expect to encounter a mixture of multi-year contractual purchase commitments and as-needed purchase orders. As a result, our manufacturing volume will continue to be based on estimates and forecasts that can be incorrect. Additionally, customers issuing purchase orders can cancel purchase orders or reduce or delay orders at any time. Incorrect estimates and projections or the cancellation, delay, or reduction of customer purchase orders, or customers’ failure to fulfill their minimum purchase obligations could result in reduced sales, excess inventory, unabsorbed overhead, and reduced income from operations.
We often schedule internal production levels and place orders for our Vegan Silk Technology Platform Products with our manufacturing partner before receiving firm orders from our customers. Therefore, if we fail to accurately forecast customer demand, we may experience excess inventory levels or a shortage of products to deliver to our customers. Factors that could affect our ability to accurately forecast demand for our products include the following:
•An increase or decrease in consumer demand for our Vegan Silk Technology Platform products or for the products of our competitors.
•Our failure to accurately forecast consumer acceptance of new product candidates.
•Delays in the production of Vegan Silk Technology Platform products, or the unsatisfactory performance of our manufacturing partner.
•Delays in the ability of our Vegan Silk Technology Platform products to meet certain customer performance requirements and other specifications.
•New product introductions by us or our competitors.
•Changes in our relationships with our customers.
•Changes in general market conditions or other factors that may result in cancellations of orders or a reduction or increase in the rate of reorders placed by retailers.
•Changes in laws and regulations applicable to our products or the way we sell our Vegan Silk Technology Platform products; and
•Weak economic conditions or consumer confidence, which could reduce demand for our Vegan Silk Technology Platform products.
Inventory levels higher than consumer demand may result in inventory write-downs and the sale of excess inventory at discounted prices, which could have an adverse effect on our business, results of operations and financial condition. Any overestimation of the demand for our Vegan Silk Technology Platform products will result in a decline in forecasted revenue. Additionally, if we underestimate or are otherwise unable to produce enough of our Vegan Silk Technology Platform products from our manufacturing partner or any future manufacturing partners to meet the demand for our products, we may not be able to meet customer demand, resulting in delays in the shipment of products and lost revenue, and damage to our reputation and customer and consumer relationships. We may not be able to manage inventory levels successfully to meet future order and reorder requirements.
We may face challenges selling products from Vegan Silk Technology Platform at commercial scale and at commercially viable cost, and we may not be able to commercialize these products to the extent necessary to make a profit or sustain and grow our current business.
To commercialize products from our Vegan Silk Technology Platform products, including b-silk and xl-silk and future biomaterial products, we must be successfully producing at commercial scale or at a commercially viable cost. If we cannot achieve commercially viable production economics with our manufacturing partner or any future manufacturing partners for enough offerings from the Vegan Silk Technology Platform to support our business plan, including through establishing and maintaining sufficient production scale and volume, we will be unable to achieve a sustainable products business. Our production costs depend on many factors that could have a negative effect on our ability to offer our planned products at competitive prices, including our ability to establish and maintain sufficient production scale and volume, exchange rates and contract manufacturing costs.
To reduce per-unit production costs to be able to reliably sell our products with positive margins, we must increase the amount of our products that we purchase from our manufacturing partner or future manufacturing partners to achieve economies of scale and optimize the manufacturing process to make the manufacturing process more efficient. However, if we do not sell production output in a timely manner or in sufficient volumes, our investment in production will lead to higher working capital costs, which harms our cash position and could generate losses. Additionally, we may incur added storage costs as well as supply chain delays and disruptions, all of which can adversely affect the value of such products. Since achieving competitive product prices generally requires increased production volumes and cash flows from sales are in their early stages, we have had to produce and sell b-silk at a loss in the past, and we may continue to do so as we build our business. If we are unable to achieve adequate revenues from our product sales and other sources such as future biomaterial products, we may not be able to invest in production and we may not be able to pursue our business plans.
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
We may face substantial competition from incumbent materials as well as other new entrants, and if we are unable to continue developing innovative products and technologies and/or scale our production of our Vegan Silk Technology Platform products, we may fail to gain, or may lose, market share to our competitors.
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
If we are unable to coordinate with our current manufacturing partner and any future manufacturing partners to successfully commence, scale up or sustain production of our Vegan Silk Technology Platform products at existing and planned manufacturing facilities, our customer relationships, business and results of operations may be adversely affected.
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
Once each production, purification, and downstream processing source is secured, they must perform as we expect. If our suppliers encounter significant delays in financing, cost overruns, engineering issues, contamination problems, equipment or raw material supply constraints, unexpected equipment maintenance requirements, safety issues, work stoppages or other serious challenges in making these facilities operational ready for our products and operating them at commercial scale, we may be unable to supply our renewable products in the time frame and at the cost we have planned. It is difficult to predict the effects of scaling up production of industrial fermentation to commercial scale, as it involves various risks to the quality and consistency of our molecules. In addition, in order to produce molecules at existing and potential future plants, suppliers have been and may in the future be required to perform thorough transition activities and modify the design of plants. Any modifications to the manufacturing facility could cause complications in the operations of the plant, which could result in delays or failures in production. If we are unable to contract additional manufacturing capacity necessary to meet existing and potential customer demand, we may need to continue to use, or increase our use of, existing contract manufacturing sources, which may not be available on terms acceptable to us, if at all, and generally entail greater cost to us and would therefore reduce our anticipated gross margins. Further, if our efforts to increase (or commence, as the case may be) contracted production are not successful, our existing partners may decide not to work with us to develop additional production capacity, demand more favorable terms or delay their commitment to invest capital in our production. If we are unable to increase and sustain manufacturing capacity and operations sufficient to satisfy the existing and potential demand of our customers and partners, our business and results of operations may be adversely affected.
Our financial results could vary materially from quarter to quarter and are difficult to predict.
Our revenues and results of operations could vary materially from quarter to quarter because of a variety of factors, many of which are outside of our control. As a result, comparing our results of operations on a period-to-period basis may not be meaningful. Factors that could cause our quarterly results of operations to fluctuate include:
•achievement, or failure, with respect to technology, product development or manufacturing milestones needed to allow us to enter identified markets on a cost-effective basis or obtain milestone-related payments from collaboration partners;
•delays or greater than anticipated expenses associated with the use of new manufacturing partners;
•the cost of conducting research and development activities to optimize b-silk, xl-silk and future biomaterial products;
•impairment of assets based on shifting business priorities and working capital limitations;
•disruptions in the production process at any manufacturing facility, including disruptions due to outbreak of disease, contamination, safety or other technical difficulties, or scheduled downtime as a result of transitioning equipment to the production of our Vegan Silk Technology Platform products;
•losses of, or the inability to secure new customers, collaboration partners, contract manufacturers, suppliers or distributors;
•losses associated with producing our products as we ramp to commercial production levels;
•the timing and size of sales of our Vegan Silk Technology Platform products to customers;
•increases in price or decreases in availability of our Vegan Silk Technology Platform products;
•the unavailability of contract manufacturing capacity altogether or at reasonable cost;
•exit costs associated with terminating contract manufacturing relationships;
•fluctuations in foreign currency exchange rates;

•change in the fair value of debt and derivative instruments;
•fluctuations in the price of and demand for silicone elastomers and other products for which our Vegan Silk Technology Platform products are an alternative;
•competitive pricing pressures, including decreases in average selling prices of our Vegan Silk Technology Platform products;
•unanticipated expenses or delays associated with changes in governmental regulations and environmental, health, labor and safety requirements;
•departure of executives or other key management employees resulting in transition and severance costs;
•our ability to use our NOL carryforwards to offset future taxable income;
•business interruptions such as pandemics or natural disasters like earthquakes and tsunamis;
•our ability to integrate businesses that we may acquire in the future;
•risks associated with the international aspects of our business; and
•changes in general economic, industry and market conditions, both domestically and in our foreign markets, including rising interest rates, taxes and inflation.
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
We currently rely upon third-party transportation providers for a significant portion of our product shipments. Our utilization of delivery services for shipments is subject to risks, including increases in fuel prices and container costs, which would increase our shipping costs, increased labor costs and employee strikes, disease outbreaks or pandemics, and inclement weather, which may impact the ability of providers to provide delivery services that adequately meet our shipping needs, if at all. In the past, we have seen our shipping and freight costs fluctuate substantially, particularly during COVID-19. We may not always be able to secure terms that allow us to transfer all shipping and freight costs to customers, and we will continue to have shipping and freight costs associated with our business development activities. To the extent we are not able to transfer an increase in freight and shipping costs to our customers, it may have a negative impact on our profitability.

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
A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of our annual or interim financial statements will not be prevented or detected on a timely basis. The following material weaknesses in our internal control over financial reporting exist as of December 31, 2024:
•We did not maintain a sufficient complement of personnel possessing the appropriate technical accounting competency, training, and experience to address, review, and record financial reporting transactions under U.S. GAAP or maintain appropriate segregation of duties.
•We did not design and maintain formal accounting policies, procedures and controls to achieve complete, accurate and timely financial accounting, reporting and disclosures, including controls over the preparation and review of account reconciliations and journal entries.
•We did not design and maintain formal and effective controls over information technology general controls for IT systems that are relevant to the preparation of the financial statements.
•We did not maintain formalized minutes for meetings of the Board of Directors throughout the entire year.
We have begun the process of, and are focused on, designing and implementing effective internal controls measures to improve our internal control over financial reporting and remediate these material weaknesses. Our efforts include several actions:
•We have engaged consultants to provide additional depth and breadth in our technical accounting and financial reporting capabilities.
•We have engaged consultants to assist with the financial statement closing process and segregating duties among accounting personnel to enable adequate review controls.
•We have implemented a process for maintaining and formalizing minutes for meetings of the Board of Directors.
•We have hired key finance roles (i.e., VP Finance, and Controller).
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
Attention to sustainability matters may impact our business, financial results and operating model.
In recent years, certain investors, customers, consumers, regulators, employees, and other stakeholders have focused on sustainability matters. From time to time, we announce certain initiatives, goals and commitments regarding sustainability. For example, one of our guiding principles is for sustainability to be based on sustainable sourcing, near-term and long-term sustainability goals, exclusion of highly hazardous chemistries, and responsible management of supply chains, among other things. We could fail, or be perceived to fail, in our achievement of such initiatives or in accurately reporting our progress on such initiatives. Such failures can be due to changes in our business (e.g., shifts in business among distribution channels or acquisitions). Moreover, the standards by which sustainability efforts and related matters are measured are developing and evolving, and certain areas are subject to assumptions that could change over time. In addition, we could be criticized for the scope of our initiatives or goals or perceived as not acting responsibly in connection with these matters. Any such matters could have a material adverse effect on our business and operating model.

Furthermore, governments and private parties are also increasingly filing suits or initiating regulatory action based on allegations that certain public statements regarding sustainability matters by companies are false and misleading “greenwashing” campaigns that violate deceptive trade practices and consumer protection statutes. Although we are not currently a party to any such litigation, unfavorable rulings against us or our industry could significantly impact our operations and have an adverse impact on our financial condition.

Risks Related to Intellectual Property and Information Technology
We may not be able to protect adequately our patents and other intellectual property assets, which could adversely affect our competitive position and reduce the value of our products, and litigation to protect our patents and intellectual property assets may be costly.
Our commercial success may depend in part on our ability to obtain patent protection for technologies and products we develop, to preserve trade secrets and to operate without infringing or misappropriating the intellectual property rights of others. There can be no assurance that any patents or patent applications that we own, obtain or file or are able to obtain or license from third parties will afford any competitive advantages or will not be challenged or circumvented by third parties. Furthermore, there can be no assurance that others will not independently develop similar technologies or duplicate any technology developed by us. Because of the extensive time required for development, testing and regulatory review of a potential product, it is possible that before any of our potential products can be commercialized, any related patents may expire or may have only a brief remaining life span following commercialization, thus reducing any advantage of the patents.
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
Third parties may claim that we infringe, misappropriate, or violate their intellectual proprietary rights, which could prevent us from commercializing and selling our products.
We may be required to defend against challenges to the validity of our patents and against claims relating to the alleged infringement of patent or proprietary rights of third parties.
Litigation initiated by a third-party claiming patent invalidity or patent infringement could:
•require us to incur substantial litigation expense, even if we are successful in the litigation;
•require us to divert significant time and effort of our management;
•result in the loss of our rights to develop, manufacture or market our products; and
•require us to pay substantial monetary damages or royalties in order to license proprietary rights from third parties or to satisfy judgments or to settle actual or threatened litigation.
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
Any potential dispute involving patents or other intellectual property could affect our customers, which could trigger our indemnification obligations to them and result in substantial expense to us.
In any potential dispute involving patents or other intellectual property, our customers could also become the target of litigation. Our agreements with customers generally include indemnification or other provisions under which we agree to indemnify or otherwise be liable to them for losses suffered or incurred as a result of third-party claims of intellectual property infringement. Large indemnity payments could harm our business, results of operations and financial condition. From time to time, customers require us to indemnify or otherwise be liable to them for breach of confidentiality or failure to implement adequate security measures with respect to their intellectual property and trade secrets. Although we normally contractually limit our liability with respect to such obligations, certain of our customer agreements may not include maximum loss clauses, which may result in substantial liability. Any litigation against our customers could trigger indemnification obligations under some of our agreements, which could result in substantial expense to us, and which could materially and adversely affect our financial results.
We rely in part on trade secrets to protect our technology, and our failure to obtain or maintain trade secret protection could limit our ability to compete.
We rely on trade secrets to protect some of our technology and proprietary information, especially where we believe patent protection is not appropriate or obtainable. However, trade secrets are difficult to protect. Litigating a claim that a third party had illegally obtained and was using our trade secrets could be expensive and time-consuming, and the outcome would be unpredictable. Moreover, if our competitors independently develop similar knowledge, methods and expertise, it will be difficult for us to enforce our rights, and our business could be harmed.

If we or our third-party providers fail to protect Confidential Information and/or experience a significant disruption in our IT Systems, including security breaches, or if we fail to implement new systems and software successfully, there may be damage to our brand and reputation, material financial penalties, and legal liability, and our business operations and financial condition could be adversely affected.
We depend on computer systems, hardware, software, technology infrastructure and online sites and networks for both internal and external operations that are critical to our business (collectively “IT Systems”) to, among other functions, process orders and bills, collect and make payments, interact with customers and suppliers, manage inventory, coordinate research and development, store scientific and regulatory data, facilitate communication and project management internally and with partners, and otherwise conduct business. We also depend on these IT Systems to respond to customer inquiries, contribute to our overall internal control processes, maintain records of our property, plant and equipment and record and pay amounts due to vendors and other creditors. We own and manage some of these IT Systems but also rely on third parties for a range of IT Systems and related products and services. We and certain of our third-party providers collect, maintain and process data about customers, employees, business partners and others, including information about individuals, as well as proprietary information belonging to our business such as trade secrets (collectively, “Confidential Information”).
The failure of our IT Systems to perform as we anticipate could disrupt our business and could result in transaction errors, processing inefficiencies and the loss of sales and customers. As we upgrade or change systems, we may also experience interruptions in service, loss of data or reduced functionality and other unforeseen material issues which could adversely impact our ability to provide quotes, take customer orders and otherwise run our business in a timely manner. In addition, if our new systems fail to provide accurate and increased visibility into pricing and cost structures, it may be difficult to improve or maximize our profit margins. As a result, our results of operations could be adversely affected.
In addition, cyber-attacks or security breaches could compromise the confidentiality, integrity, and availability of our Confidential Information or our IT Systems. Our IT Systems are subject to potential disruptions, including, but not limited to, significant network or power outages, cyberattacks (including ransomware), computer viruses, other malicious code and/or unauthorized access attempts, any of which, if successful, could compromise our Confidential Information and IT Systems, including disrupting our operations. There can be no assurance that any controls and procedures that we have in place will be sufficient to protect us from these risks. Further, as cyber threats are continually evolving, our controls and procedures may become inadequate, and we may be required to devote additional resources to modify or enhance our systems in the future.
We and certain of our third-party providers have experienced cyberattacks and other incidents, and we expect such attacks and incidents to continue in varying degrees. While to date no incidents have had a material impact on our operations or financial results, we cannot guarantee that material incidents will not occur in the future. Any adverse impact to the availability, integrity or confidentiality of our IT Systems or Confidential Information could require us to expend resources to remediate cyber-related incidents or to enhance and strengthen our cyber security. Additionally, such incidents could result in violations of privacy and other laws, litigation, regulatory investigations, enforcement actions, fines, negative publicity, lost sales or business delays, any of which could have a material adverse effect on our business, financial condition or results of operations. Finally, we cannot guarantee that any costs and liabilities incurred in relation to an attack or incident will be covered by our existing insurance policies or that applicable insurance will be available to us in the future on economically reasonable terms or at all.
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
Risks Related to Government Regulation
Government regulations and private party actions relating to the marketing and advertising of cosmetic products that include the Vegan Silk Technology Platform we develop may restrict, inhibit or delay our ability to sell such products and harm our business.
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
In the United States, the Federal Food, Drug and Cosmetic Act, administered and enforced by the FDA, prohibits the introduction, or delivery for introduction, into interstate commerce of cosmetics that are adulterated or misbranded. The FDA has historically recommended (but not required) certain voluntary good manufacturing practices (“GMPs”) designed to reduce the risk of violating this prohibition. However, recent legislation expanded the FDA’s authority to regulate cosmetics, including their manufacturing. Specifically, the Modernization of Cosmetics Regulation Act of 2022, signed into law in December 2022 (“MoCRA”), established, among other things, new FDA authority over cosmetics, including requirements to register manufacturing facilities and list cosmetic products and ingredients, report serious adverse events, substantiate safety of the cosmetic, label cosmetics with certain information, and maintain certain records. The FDA now also has authority to enforce, and is required to issue, regulations governing GMPs for cosmetics, though the FDA has yet to propose GMP regulations, despite the requirement under MoCRA that the FDA propose a cosmetics GMP rule by December 2024.

While many of MoCRA’s provisions apply directly to the entities whose name appears on the label of the finished cosmetic, and we do not produce any finished cosmetics, our customers will be required to comply with MoCRA, and may contractually impose certain of these requirements on us. Until cosmetic GMPs are promulgated, adherence to recommended GMPs can reduce the risk that the FDA finds such products have been rendered adulterated or misbranded in violation of applicable law. The FDA’s draft guidance on cosmetic GMPs, most recently updated in June 2013, provides recommendations related to process documentation, recordkeeping, building and facility design, equipment maintenance and personnel. The FDA also recommends that manufacturers maintain product complaint and recall files and voluntarily report adverse events to the agency. In addition, FDA regulations prohibit or otherwise restrict the use of certain ingredients in cosmetic products. If our third-party suppliers fail to manufacture our products in compliance with voluntary GMPs, or mandatory GMPs when promulgated and if imposed, we or our customers could be subject to regulatory enforcement action, and we could be deemed in breach of our contractual arrangements with our customers, which could have a material adverse impact on our business. Such failures could also lead to customer complaints, adverse events, product withdrawal or recall, or increase the likelihood that our products are rendered adulterated or misbranded, any of which could result in negative publicity, remedial costs, or regulatory enforcement that could impact our ability to continue selling certain products.
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
Any actual or perceived failure to comply with new or existing laws, regulations and other requirements relating to the privacy, security and processing of Personal Information could adversely affect our business, results of operations, or financial condition.
In connection with running our business, we receive, store, use and otherwise process information that relates to individuals and/or constitutes “personal data,” “personal information,” “personally identifiable information,” or similar terms under applicable data privacy laws (collectively, “Personal Information”), including from and about actual and prospective customers, as well as our employees and business contacts. We may therefore be subject to a variety of federal, state and foreign laws, regulations and other requirements relating to the privacy, security and handling of Personal Information.
The application and interpretation of such requirements are constantly evolving and are subject to change, creating a complex compliance environment. In some cases, these requirements may be either unclear in their interpretation and application or they may have inconsistent or conflicting requirements with each other. Further, there has been a substantial increase in legislative activity and regulatory focus on data privacy and security globally, including in relation to cybersecurity incidents.

It is possible that new laws, regulations and other requirements, or amendments to or changes in interpretations of existing laws, regulations and other requirements, may require us to incur significant costs, implement new processes, or change our handling of information and business operations. In addition, any failure or perceived failure by us to comply with laws, regulations and other requirements relating to the privacy, security and handling of information could result in legal claims or proceedings (including class actions), regulatory investigations or enforcement actions. We could incur significant costs in investigating and defending such claims and, if found liable, pay significant damages or fines or be required to make changes to our business. These proceedings and any subsequent adverse outcomes may subject us to significant negative publicity and an erosion of trust. If any of these events were to occur, our business, results of operations, and financial condition could be materially adversely affected.
Risks Related to our Warrants
Our Warrants are exercisable for our Common stock, which would increase the number of shares eligible for future resale in the public market and result in dilution to our stockholders.
As of February 28, 2025 there were 9,583,265 Public Warrants, 5,000,000 Sponsor Warrants, and 3,000,000 Triton Warrants outstanding that are exercisable for shares of our Common stock at an exercise price of $11.50, $0.50, and $0.50 per share of Common stock, respectively.
To the extent such Warrants are exercised, additional shares of Common stock will be issued, which will result in dilution to the then existing holders of Common stock and increase the number of shares eligible for resale in the public market. Sales of substantial numbers of such shares in the public market or the fact that such Warrants may be exercised could adversely affect the market price of Common stock. However, there is no guarantee that the Warrants will ever be in the money prior to their expiration, and as such, the Warrants may expire worthless.
We may amend the terms of the Public Warrants in a manner that may be adverse to holders with the approval by the holders of at least 50% of the then outstanding Public Warrants.

The Public Warrants were issued in registered form under the Public Warrant Agreement between Continental Stock Transfer & Trust Company, as warrant agent, and us. The Public Warrant Agreement provides that the terms of the Public Warrants may be amended without the consent of any holder to cure any ambiguity or correct any defective provision but requires the approval by the holders of at least 50% of the then outstanding Public Warrants to make any change that adversely affects the interests of the registered holders. Accordingly, we may amend the terms of the Public Warrants in a manner adverse to a holder if holders of at least 50% of the then outstanding Public Warrants approve of such amendment. Although our ability to amend the terms of the Public Warrants with the consent of at least 50% of the then outstanding Public Warrants is unlimited, examples of such amendments could be amendments to, among other things, increase the exercise price of the Public Warrants, convert the Public Warrants into stock or cash, shorten the exercise period or decrease the number of warrant shares issuable upon exercise of a Public Warrant.

We may redeem your unexpired Public Warrants prior to their exercise at a time that is disadvantageous to you, thereby making your Public Warrants worthless.

We have the ability to redeem outstanding Public Warrants at any time after they become exercisable and prior to their expiration, at a price of $0.01 per Public Warrant, provided that the last reported sales price of Common stock equals or exceeds $18.00 per share for any 20 trading days within a 30-trading day period ending on the third trading day prior to the date we give notice of redemption. If and when the Public Warrants become redeemable by us, then we may exercise our redemption right even if we are unable to register or qualify the underlying securities for sale under all applicable state securities laws. Redemption of the outstanding Public Warrants could force you (i) to exercise your Public Warrants and pay the exercise price therefor at a time when it may be disadvantageous for you to do so, (ii) to sell your Public Warrants at the then-current market price when you might otherwise wish to hold your Public Warrants or (iii) to accept the nominal redemption price which, at the time the outstanding Public Warrants are called for redemption, is likely to be substantially less than the market value of your Public Warrants. Recent trading prices for a share of our Common stock have not exceeded the $18.00 per share threshold at which the Public Warrants would become redeemable.

In addition, we have the ability to redeem the outstanding Public Warrants prior to their expiration, at a price of $0.10 per warrant if, among other things, the last reported sale price of our Common stock for any 20 trading days within a 30-trading day period ending on the third trading day prior to the date on which we send the notice of redemption to the warrant holders equals or exceeds $10.00 per share (as adjusted for share splits, share dividends, rights issuances, subdivisions, reorganizations, recapitalization and the like). In such a case, the holders will be able to exercise their warrants prior to redemption for several shares of Common stock determined based on the redemption date and the fair market value of our Common stock. The value received upon exercise of the Public Warrants (i) may be less than the value the holders would have received if they had exercised their warrants at a later time where the underlying share price is higher and (ii) may not compensate the holders for the value of the Public Warrants, including because the number of shares received is capped at 0.361 shares of Common stock per Public Warrants (subject to adjustment) irrespective of the remaining life of the warrants.

We may only call the Public Warrants for redemption upon a minimum of 30 days’ prior written notice of redemption to each holder.

In the event we determine to redeem the Public Warrants, holders of redeemable warrants would be notified of such redemption as described in the Warrant Agreement. Specifically, if we elect to redeem all of the redeemable warrants as described above, we will fix a date for the redemption (the “Redemption Date”). Notice of redemption will be mailed by first class mail, postage prepaid, by us not less than 30 days prior to the Redemption Date to the registered holders of the redeemable warrants to be redeemed at their last addresses as they appear on the registration books. Any notice mailed in the manner provided in the Public Warrant Agreement will be conclusively presumed to have been duly given whether the registered holder received such notice. Accordingly, if a holder fails to receive the notice of or otherwise fails to respond on a timely basis, it could lose the benefit of being a holder of a Public Warrant. In addition, beneficial owners of the redeemable warrants will be notified of such redemption via us posting of the redemption notice to DTC.

Risks Related to Our Common Stock
Global economic and financial market conditions, including severe market disruptions and the potential for a significant and prolonged global economic downturn, could impact our business operations in a number of ways, including, but not limited to, reduced demand in key customer end-markets, such as cosmetics and personal care products.
The global economy can be negatively impacted by a variety of factors such as the spread or fear of spread of contagious diseases in locations where end-products utilizing our Vegan Silk Technology Platform products or any of our other future biomaterial products are sold, man-made or natural disasters, actual or threatened war, terrorist activity, political unrest, civil strife and other geopolitical uncertainty. Such adverse and uncertain economic conditions may impact retail, specifically cosmetics and personal care products, and other customer and consumer demand for our products. In addition, our ability to manage normal commercial relationships with our suppliers, current manufacturing partner and any future manufacturing partners, customers, consumers and creditors may suffer. Our results of operations depend upon, among other things, the financial health and strength of our customers as well as our suppliers, current manufacturing partner and any future manufacturing partners, or other third parties on which we rely, our ability to maintain and increase sales volume with our existing customers, our ability to attract new customers, and our ability to provide products that fulfill our customers’ needs at the right price. Decreases in demand for our products without a corresponding decrease in costs would put downward pressure on margins and would negatively impact our financial results. Prolonged unfavorable economic conditions or uncertainty may have an adverse effect on our sales and profitability.
Changes in the U.S. and global social, political, regulatory and economic conditions or in laws and policies governing foreign trade such as new tariffs, manufacturing, development and investment could also adversely affect our business. If global economic conditions remain volatile for a prolonged period or experience further disruptions, our business, results of operations and financial condition could be adversely affected.
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
The trading price of our Common stock has been volatile in the past, and may continue to be volatile in the future. The stock market recently has experienced extreme volatility. This volatility often has been unrelated or disproportionate to the operating performance of particular companies. You may not be able to resell your shares at an attractive price due to a number of factors such as those listed in this section and the following:
•Our operating and financial performance and prospects.

•Our quarterly or annual earnings or those of other companies in our industry compared to market expectations.
•Conditions that impact demand for our Vegan Silk Technology Platform products or our future biomaterial products.
•Future announcements concerning our business, our clients’ businesses or our competitors’ businesses.
•The public’s reaction to our press releases, other public announcements and filings with the SEC.
•The market’s reaction to our reduced disclosure and other requirements as a result of being an “emerging growth company” under the Jumpstart Our Business Startups Act (the “JOBS Act”).
•The size of our public float.
•Coverage by or changes in financial estimates by securities analysts or failure to meet their expectations.
•Market and industry perception of our success, or lack thereof, in pursuing our growth strategy.
•Strategic actions by us or our competitors, such as acquisitions or restructurings.
•Changes in laws or regulations which adversely affect our industry or us.
•Privacy and data protection laws, privacy or data breaches, or the loss of data.
•Changes in accounting standards, policies, guidance, interpretations or principles.
•Changes in senior management or key personnel.
•Issuances, exchanges or sales, or expected issuances, exchanges or sales of our capital stock.
•Changes in our dividend policy.
•Adverse resolution of new or pending litigation against us; and
•Changes in general market, economic and political conditions in the United States and global economies or financial markets, including those resulting from natural disasters, terrorist attacks, acts of war and responses to such events.
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
Negotiating these transactions can be time-consuming, difficult, and expensive, and our ability to close these transactions may often be subject to approvals that are beyond our control. Consequently, these transactions, even if undertaken and announced, may not close. For one or more of those transactions, we may:
•Issue additional equity securities that would dilute our stockholders.
•Use cash that we may need in the future to operate our business.
•Incur debt on terms unfavorable to us or that we are unable to repay.
•Incur large charges or substantial liabilities.
•Encounter difficulties retaining key employees of the acquired company or integrating diverse software codes or business cultures; and
•Become subject to adverse tax consequences, substantial depreciation, or deferred compensation charges.
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
Our directors and executive officers and their affiliates and holders of greater than 5% of the Common stock, in the aggregate, beneficially own approximately 70% of our outstanding stock. Though we are not considered a “controlled company” for purposes of the Nasdaq Stock Market, subject to any fiduciary duties owed to our other stockholders under Delaware law, these stockholders may still be able to exercise significant influence over matters requiring stockholder approval, including the election of directors and approval of significant corporate transactions, and will have some control over our management and policies. Some of these persons or entities may have interests that are different from yours. For example, these stockholders may support proposals and actions with which you may disagree or which are not in your best interests. The concentration of ownership could delay or prevent a change in control of us, or otherwise discourage a potential acquirer from attempting to obtain control of us, which in turn could reduce the price of our stock.
In addition, these stockholders could use their voting influence to maintain our existing management and directors in office or support or reject other management and Board of Directors proposals that are subject to stockholder approval, such as amendments to our employee stock plans and approvals of significant financing transactions.
Sales of a substantial number of our securities in the public market by the registered holders or by our other existing security holders could cause the price of our Common stock and Warrants to fall.
The sale of shares of our Common stock in the public market, or the perception that such sales could occur, could harm the prevailing market price of shares of our Common stock. These sales, or the possibility that these sales may occur, also might make it more difficult for us to sell equity securities in the future at a time and at a price that it deems appropriate.
We have filed a registration statement covering the resale of up to 28,319,770 shares of Common stock by the registered holders named therein. In particular, the securities registered include a significant portion of our total shares of Common stock outstanding. The registered holders include a number of beneficial owners of more than 5% of our Common stock, and they will be able to sell all of their registered shares (subject to contractual lockups and, in the case of our directors, executive officers and employees, compliance with our insider trading compliance policy) for so long as the registration statement to which the subject prospectus forms a part (the “resale prospectus”) is available for use. Approximately 70% of the shares of Common stock outstanding as of February 10, 2025 are held by 5% beneficial owners that have shares registered for resale pursuant to the resale prospectus.
Sales of a substantial number of our shares of Common stock or Warrants in the public market by the registered holders or by our other existing security holders, or the perception that those sales might occur, could depress the market price of our Common stock and Public Warrants and could impair our ability to raise capital through the sale of additional equity securities. We are unable to predict the effect that such sales may have on the prevailing market price of our Common stock and Public Warrants. The sale of all the securities being offered under the resale prospectus could result in a significant decline in the public trading price of our securities. Despite such a decline in the public trading price, some of the registered holders may still experience a positive rate of return on the securities they purchased due to the differences in the purchase prices described in the resale prospectus and may still have incentive to sell their securities even at such depressed public trading prices. Other security holders may not be able to experience positive rates of return on securities they purchase due to the lower closing price at which our shares of Common stock are then trading.
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
On November 6, 2024, we received a letter from Nasdaq stating that the closing bid price for our Common stock over the prior 30 days was below the minimum required share price for continued listing on Nasdaq (the "Minimum Bid Price Requirement").
In accordance with Nasdaq Listing Rule 5810(c)(3)(A), we have been provided a period of 180 calendar days, or until May 5, 2025, to regain compliance with the Minimum Bid Price Requirement. If, at any time during this 180-day period, the closing bid price of the Company’s Common stock is at least $1.00 for a minimum of 10 consecutive business days, Nasdaq staff will provide written notification that the Company has achieved compliance with the Minimum Bid Price Requirement.
Additionally, On February 10, 2025, we received a letter from Nasdaq notifying the Company that, for the last 30 consecutive business days, the Minimum Value of Listed Securities, as defined by Nasdaq (“MVLS”), of the Company’s Common stock, has been below the minimum $50 million requirement for continued listing on Nasdaq under Nasdaq Listing Rule 5450(b)(2)(A) (the “Minimum Market Value of Listed Securities Requirement”). On the same day, the Company also received a letter from Nasdaq notifying the Company that, for the last 30 consecutive business days, the Company’s minimum Market Value of Publicly Held Shares, as defined by Nasdaq (“MVPHS”), of the Company’s Common stock has been below the minimum $15 million requirement for continued listing on Nasdaq under Nasdaq Listing Rule 5450(b)(2)(C) (the “Minimum Market Value of Publicly Held Shares Requirement”). In accordance with Nasdaq Listing Rule 5810(c)(3)(A) and 5810(c)(3)(D), the Company has been provided a compliance period of 180 calendar days from receipt of letters, or until August 11, 2025 to regain compliance with the Minimum Market Value of Listed Securities Requirement and Minimum Market Value of Publicly Held Shares Requirement. To regain compliance with the Minimum Market Value of Listed Securities Requirement, the Company’s MVLS must close at $50 million or more for a minimum of 10 consecutive business days during the compliance period. To regain compliance with the Minimum Market Value of Publicly Held Shares Requirement, the Company’s MVPHS must be $15 million or more for a minimum of 10 consecutive business days during the compliance period.

These notices have had no immediate impact on the listing of our Common stock, which will continue to be listed and traded on Nasdaq during the period allowed to regain compliance, subject to our compliance with other listing standards. However, In the event we do not regain compliance with these Nasdaq requirements within the applicable compliance period, Nasdaq could commence proceedings to delist our Common stock, following which our Common Stock would trade on the over-the-counter market for so long as we remain eligible to trade on such market.

A delisting of our Common stock from Nasdaq may make it more difficult for us to raise capital on favorable terms in the future. Such a delisting would likely have a negative effect on the price of our Common stock and would impair your ability to sell or purchase our Common stock when you wish to do so. Further, if we were to be delisted from Nasdaq, our Common stock would cease to be recognized as covered securities, and we would be subject to regulation in each state in which we offer our securities. Moreover, there is no assurance that any actions that we would take to restore our compliance, if needed, would stabilize the market price, MVLS, MVPHS or improve the liquidity of our Common stock, prevent our Common stock from falling below the minimum requirements for continued listing again, or prevent future non-compliance with Nasdaq’s rules. There is also no assurance that we will maintain compliance with the other listing standards of Nasdaq.
We qualify as an “emerging growth company” and a “smaller reporting company” and the reduced public company reporting requirements applicable to emerging growth companies and smaller reporting companies may make our securities less attractive to investors.
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
We will remain an emerging growth company until the earliest of (i) December 31, 2026, the end of the fiscal year following the fifth anniversary of the closing of the Golden Arrow Merger Corp. (“GAMC”) IPO, (ii) the first fiscal year after our annual gross revenue exceeds $1.235 billion, (iii) the date on which we have, during the immediately preceding three-year period, issued more than $1.00 billion in non-convertible debt securities, or (iv) the end of any fiscal year in which the market value of our Common stock held by non-affiliates exceeds $700.0 million as of the end of the second quarter of that fiscal year.
We are also a “smaller reporting company” as defined in the Exchange Act. We may continue to be a smaller reporting company even after we are no longer an emerging growth company. We may take advantage of certain of the scaled disclosures available to smaller reporting companies and will be able to take advantage of these scaled disclosures for so long as (i) our voting and non-voting common stock held by non-affiliates is less than $250.0 million measured on the last business day of our second fiscal quarter or (ii) our annual revenue is less than $100.0 million during the most recently completed fiscal year and our voting and non-voting common stock held by non-affiliates is less than $700.0 million measured on the last business day of our second fiscal quarter.
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
Our certificate of incorporation contains provisions to limit the ability of others to acquire control of us or cause it to engage in change-of-control transactions, including, among other things:
•Provisions that authorize our Board of Directors, without action by its stockholders, to issue additional shares of or Common stock and preferred stock with preferential rights determined by our Board of Directors.

•Provisions that permit only a majority of our Board of Directors, the chairperson of the Board of Directors or the chief executive officer to call stockholder meetings and therefore do not permit stockholders to call special meetings of the stockholders.
•Provisions limiting stockholders’ ability to act by written consent; and
•A staggered board whereby our directors are divided into three classes, with each class subject to retirement and re-election once every three years on a rotating basis.
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
ITEM 1B. UNRESOLVED STAFF COMMENTS
Not applicable.

ITEM 1C. CYBERSECURITY
Cybersecurity Risk Management and Strategy

We have developed and implemented a cybersecurity risk management program intended to protect the confidentiality, integrity, and availability of our critical systems and information.

As part of our risk management program, we reference various security industry frameworks and other guidance to help us assess, identify and manage cybersecurity risks. This does not imply that we meet any particular technical standards, specifications, or requirements, only that we use various security industry frameworks as a guide to help us manage cybersecurity risks relevant to our business.

Our cybersecurity risk management program is integrated into our overall risk management program, and shares common methodologies, reporting channels and governance processes that apply across the risk management program to other legal, compliance, strategic, operational, and financial risk areas.

Key elements of our cybersecurity risk management program include but are not limited to the following:

•risk assessments designed to help identify material risks from cybersecurity threats to our critical systems and information;
•a security team principally responsible for managing (1) our cybersecurity risk assessment processes, (2) our security controls, and (3) our response to cybersecurity incidents;
•the use of external service providers, where appropriate, to assess, test or otherwise assist with aspects of our security processes;
•cybersecurity awareness training of our employees, including incident response personnel and senior management; and
•a cybersecurity incident response plan that includes procedures for responding to cybersecurity incidents.

We have not identified risks from known cybersecurity threats, including as a result of any prior cybersecurity incidents, that have materially affected us, including our operations, business strategy, results of operations, or financial condition. We face risks from cybersecurity threats that, if realized, are reasonably likely to materially affect us, including our operations, business strategy, results of operations, or financial condition. See “Risk Factors - Risks Related to Intellectual Property and Information Technology - If we or our third-party providers fail to protect Confidential Information and/or experience a significant disruption in our IT Systems, including security breaches, or if we fail to implement new systems and software successfully, there may be damage to our brand and reputation, material financial penalties, and legal liability, and our business operations and financial condition could be adversely affected.”

Cybersecurity Governance

Our Board considers cybersecurity risk as part of its risk oversight function and has delegated to the Audit Committee (the “Committee”) oversight of cybersecurity risks, including oversight of management’s implementation of our cybersecurity risk management program.

The Committee receives periodic reports from management on our cybersecurity risks. In addition, management updates the Committee, where it deems appropriate, regarding cybersecurity incidents it considers to be significant.

The Committee reports to the full Board regarding its activities, including those related to cybersecurity. The full Board also periodically receives briefings from management on our cyber risk management program. Board members receive presentations on cybersecurity topics from our Chief Administrative Officer, internal security staff or external experts as part of the Board’s continuing education on topics that impact public companies.

Our Information Technology Steering Committee ("ITSC") is responsible for assessing and managing our material risks from cybersecurity threats. The ITSC has primary responsibility for our overall cybersecurity risk management program and supervises both our internal cybersecurity personnel and our retained external cybersecurity consultants. Our ITSC is composed of members appointed by the CEO representative of areas critically impacted by IT and cybersecurity.

The ITSC risk assessment and management processes are implemented, maintained and overseen by our Chief Administrative Officer, who has served in information technology and security roles for approximately 18 years, including serving as the primary role responsible for the IT function at the Company for approximately 12 years. Our Chief Administrative Officer is responsible for securing appropriate resources, integrating cybersecurity risk considerations into our overall risk management strategy, communicating key priorities to relevant personnel, preparing for cybersecurity incidents, and reviewing security assessments and other security-related reports.

The ITSC takes steps to stay informed about and monitor efforts to prevent, detect, mitigate, and remediate cybersecurity risks and incidents through various means, which may include: briefings from internal security personnel; threat intelligence and other information obtained from governmental, public or private sources, including external consultants engaged by us; and alerts and reports produced by security tools deployed in our IT environment.

ITEM 2. PROPERTIES
We are a remote-first company based in Berkeley, California. As of December 31, 2024, we lease a small amount of laboratory space in Hayward, California.

ITEM 3. LEGAL PROCEEDINGS
We may from time to time become a party to other claims or litigation that arise in the ordinary course of business. None of such matters are expected to have a material adverse effect on the Company’s financial condition, results of operations or business. For additional information on legal proceedings, refer to Note 14—“Commitments and Contingencies” in the Consolidated Financial Statements.
ITEM 4. MINE SAFETY DISCLOSURES
Not applicable.
PART II
ITEM 5. MARKET FOR THE REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES
Market Information
Our Common stock and public warrant began trading on The Nasdaq Global Market on August 14, 2024 under the symbol "BSLK" and "BSLKW". Prior to August 14, 2024, there was no public market for our common stock.
Holders of Record
As of March 13, 2025, there were approximately 293 stockholders of record of our common stock. This number was derived from our shareholder records and does not include beneficial owners of our common stock whose shares are held in "street" name with various dealers, clearing agencies, banks, brokers and other fiduciaries.
Dividend Policy
We have never declared or paid any cash dividends on our capital stock. We currently intend to retain all available funds and future earnings, if any, to fund the development and growth of our business and therefore do not anticipate declaring or paying any cash dividends on our Common stock in the foreseeable future. Any future determination related to dividend policy will be made at the discretion of our board of directors after considering our business prospects, results of operations, financial condition, cash requirements and availability, debt repayment obligations, capital expenditure needs, contractual restrictions in the agreements governing current and future indebtedness, industry trends, the provisions of Delaware law affecting the payment of dividends and distributions to stockholders and any other factors or considerations the Board deems relevant. In addition, our ability to pay cash dividends is currently prohibited by the terms of our Amended Loan Agreement.
Securities Authorized for Issuance under Equity Compensation Plans
See Part III, Item 12 of this Annual Report on Form 10-K under the section titled "Security Ownership of Certain Beneficial Owners and Management" for information about our equity compensation plans, which is incorporated by reference herein.

Performance Graph
Not applicable.
Recent Sales of Unregistered Securities
None.
Purchases of Equity Securities by the Issuer
None.
ITEM 6. [RESERVED]
ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
The following discussion and analysis provides information that our management believes is relevant to an assessment and understanding of our consolidated results of operations and financial condition for each of the two years in the period ended December 31, 2024 and our financial condition as of December 31, 2024. The discussion should be read together with the consolidated financial statements and the related notes to those statements included in this Annual Report on Form 10-K. This discussion may contain forward-looking statements based upon current expectations that involve risks and uncertainties. See “Forward-Looking Statements” in this Annual Report on Form 10-K. Our actual results may differ materially from those anticipated in these forward-looking statements as a result of various factors, including those set forth under “Risk Factors” in this Annual Report on Form 10-K.
Overview
We develop and leverage our Vegan Silk Technology Platform, which is used to produce b-silk and xl-silk, a biodegradable protein polymer and replacement for silicone elastomers in beauty and personal care. We began commercializing b-silk in direct-to-consumer products in 2019 and in business-to-business products in 2020. We are headquartered in California.

Recent Developments
Nasdaq Notifications
Nasdaq listing rules require listed securities to maintain a minimum bid price of $1.00 per share. On November 6, 2024, the Company received a written notice from Nasdaq (the “Bid Price Notice”) indicating that it was not in compliance with the $1.00 minimum bid price requirement set forth in Nasdaq Listing Rule 5450(a)(1) for continued listing. The Bid Price Notice does not result in the immediate delisting of the Company’s Common stock from the Nasdaq Capital Market. The Bid Price Notice indicated that the Company has 180 calendar days (or until May 5, 2025) in which to regain compliance. If our common stock is delisted, it may be difficult for our stockholders to sell their common stock without depressing the market price for our common stock, or at all.
On February 10, 2025, the Company received a letter from the Nasdaq notifying the Company that it was not in compliance with the Minimum Value of Listed Securities requirement as set forth in Nasdaq Listing Rule 5450(b)(2)(A) as the Company has not met the minimum $50 million requirement for continued listing. On the same day, the Company also received a letter from the Nasdaq notifying the Company that it was not in compliance with the minimum Market Value of Publicly Held Shares requirement as set forth in Nasdaq Listing Rule 5450(b)(2)(C) as the Company has not met the minimum $15 million requirement for continued listing. These letters have no immediate effect on the listing of the Common Stock on the Nasdaq Capital Market. The Company has 180 calendar days from receipt of letters, or until August 11, 2025 in which to regain compliance.
See Part I, Item 1A. “Risk Factors—Risks Related to Our Common Stock—Our failure to meet the continued listing requirements of Nasdaq could result in a delisting of our Common stock.” in this Annual Report on Form 10-K.

Merger
On October 4, 2023, Bolt Threads, Inc. (“Bolt Threads”) and Golden Arrow Merger Corp. (“GAMC”), a Delaware corporation, entered into a Merger Agreement (the “Merger Agreement”) with Beam Merger Sub, Inc., a Delaware corporation and a wholly-owned subsidiary of GAMC (the “Merger Sub”). On August 13, 2024 (the “Closing Date”), a merger transaction between Bolt Threads and GAMC was completed, refer to Note 4 in our consolidated financial statements for more information. Pursuant to the Merger Agreement, (i) on the Closing Date, the Merger Sub merged with and into the Bolt Threads (together with the other transactions contemplated by the Merger Agreement, the “Merger” or the “SPAC transaction”), with the Merger Sub ceasing to exist and Bolt Threads surviving as a wholly owned subsidiary of GAMC and (ii) GAMC changed its name to Bolt Projects Holdings, Inc. Unless the context otherwise requires, references in this Annual Report on Form 10-K to the “Company,” “Bolt”, “we,” “us,” or “our” refer to the business of Bolt Threads, Inc., which became the business of Bolt Projects Holdings, Inc. and its subsidiaries following the Closing Date. The Company determined that Bolt Threads was the accounting acquirer in the Merger based on an analysis of the criteria outlined in Accounting Standards Codification (“ASC”) 805, Mergers. The determination was primarily based on the following facts:
•Former Bolt Threads stockholders have a controlling voting interest in the Company,
•Bolt Threads management continues to hold executive management roles for the post-combination company and is responsible for the day-to-day operations; and
•The founders of Bolt Threads have two non-independent board seats and final approval in selection of independent seats.
Accordingly, for accounting purposes, the Merger was treated as the equivalent of Bolt Threads issuing stock for the net assets of GAMC, accompanied by a recapitalization. No goodwill or other intangible assets were recorded as a result of the Merger.
While GAMC was the legal acquirer in the Merger, because Bolt Threads was deemed the accounting acquirer, the historical financial statements of Bolt Threads became the historical financial statements of the combined company, upon the consummation of the Merger. As a result, the financial statements included in this Annual Report on Form 10-K reflect (i) the historical operating results of Bolt Threads prior to the Merger; (ii) the combined results of Bolt Threads and GAMC following the closing of the Merger; (iii) the assets and liabilities of Bolt Threads at their historical cost; and (iv) the Company’s equity structure for all periods presented.
Private Placement Equity Offering with Triton

On February 13, 2025, we entered into a common stock purchase agreement with Triton Funds LP (“Triton”) (the “Purchase Agreement”), under which we have the ability, subject to specified limits, to require Triton to purchase up to $1.5 million in shares of our Common stock and issued to Triton a warrant (the “Triton Warrant”) to purchase up to 3,000,000 shares of Common stock at an exercise price of $0.50 per share. See “— Liquidity and Capital Resources — Private Placement Equity Offering.”

Impact of Macroeconomic Trends
Unfavorable conditions in the economy in the United States and abroad may negatively affect the growth of our business and our results of operations. For example, macroeconomic events, including rising inflation, the U.S. Federal Reserve raising interest rates, uncertainty in U.S. policy on international trade relations and retaliatory actions that may be taken in response thereto, have led to economic uncertainty and volatility globally. The effect of macroeconomic conditions may not be fully reflected in our results of operations until future periods. Moreover, negative macroeconomic conditions could adversely impact our ability to obtain financing in the future on terms acceptable to us, or at all. In addition, the geopolitical instability and related sanctions could continue to have significant ramifications on global financial markets, including volatility in the U.S. and global financial markets. While the macroeconomic trends discussed above are not currently having a material adverse impact on our business or results of operations, if economic uncertainty increases or the global economy worsens, our business, financial condition and results of operations may be harmed.

Key Factors Affecting Our Results and Performance
We believe that our future performance and success depends on, to a substantial extent, our ability to capitalize on the following opportunities, which in turn is subject to significant risks and challenges, including those discussed below and in the section of this report titled “Risk Factors.”
Product Dependency
To date, substantially all our revenue has been derived, and we expect substantially all of our revenue in the foreseeable future to continue to be derived, from sales of products from our Vegan Silk Technology Platform, including b-silk and xl-silk. Customer awareness of, and experience with, our products has been and is currently limited. As a result, our products have limited product and brand recognition within the beauty and personal care market as a substitute for silicone elastomers. We do not have a long history operating as a commercial company, and the novelty of our products, together with our limited commercialization experience, makes it difficult to evaluate our current business and predict our prospects with precision. Furthermore, our ability to increase revenues by identifying additional commercial opportunities and our ability to obtain new customers depends on several factors, including our ability to offer higher quality products at competitive prices, the strength of our competitors, and the capabilities of our sales and marketing departments. If we are not able to continue to increase sales of our products to existing customers or to obtain new customers in the future, we may not be able to increase our revenues.
In early 2023, we decided to discontinue the commercial development of Mylo, a leather alternative made from mycelium, the root structure of mushrooms, to focus exclusively on the commercialization of products from our Vegan Silk Technology Platform.
Manufacturing
Currently, we rely on a single manufacturing partner, Laurus Bio, to produce our Vegan Silk Technology Platform products. Adverse changes or developments affecting our relationship with Laurus Bio could impair our ability to produce our products. To the extent that we are dependent on any manufacturing partner, we are subject to the risks faced by that partner to the extent that such risks impede the partner’s ability to stay in business and produce our products in a timely manner to us.
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
We derive revenue principally from leveraging our Vegan Silk Technology Platform to produce and sell our b-silk and xl-silk products. We recognize revenue when our product is shipped to customers, since at that time control is transferred to customers, in an amount that reflects the consideration we expect to be entitled to in exchange for the material.
Cost of revenue and gross loss
Cost of revenue consists of all the costs to manufacture, warehouse, and ship our Vegan Silk Technology Platform products. These costs include contract manufacturers and inbound freight, internal and external quality assessments of work-in-process and finished goods inventory, warehousing, and packing and shipping supplies, and inventory impairment.
Our gross loss is equal to total revenue less total cost of revenue.

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
Sales and marketing
Our sales and marketing expenses primarily consist of personnel-related costs, including salaries, employee benefits, and stock-based compensation, marketing expenses, and advertising expenses. We expect to incur additional sales and marketing expenses as we expect to increase our focus on the Vegan Silk Technology Platform to produce our products by expanding operations to increase sales.
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
Gain (Loss) on lease termination
Gain (Loss) on lease termination relates to charges recognized on the termination of our Berkeley and Netherlands facility leases. Refer to Note 13 in our audited consolidated financial statements for the years ended December 31, 2024 and 2023 in this Annual Report on Form 10-K.
Loss on extinguishment of convertible notes
Loss on extinguishment of convertible notes is related to the Second Amendment to the Note Purchase Agreement, which we entered during June 2024. Due to the substantial change to the conversion feature, we accounted for this amendment as a debt extinguishment. Refer to Note 8 in our audited annual consolidated financial statements for the years ended December 31, 2024 and 2023 in this Annual Report on Form 10-K.
Loss on supply agreement termination
Loss on supply agreement termination relates to charges recognized on the termination of an agreement with one of our suppliers. Refer to Note 14 in our audited annual consolidated financial statements for the years ended December 31, 2024 and 2023 in this Annual Report on Form 10-K.

Remeasurement of convertible preferred stock warrant liability
Certain financial instruments issued by us prior to the Merger are recognized as liabilities and carried at fair value on our balance sheet. Changes in the fair value of those instruments are captured in our results of operations. The convertible preferred stock warrant liability fair value adjustment consists of unrealized gains and losses as a result of marking our liability classified warrants to fair value at the end of each reporting period. We will continue to recognize changes in the fair value of such warrants until each respective warrant is exercised, expired, or qualifies for equity classification. For additional information on securities carried at fair value and fair value measurement please refer to Note 5 in our audited annual consolidated financial statements for the years ended December 31, 2024 and 2023 in our Annual Report on Form 10-K.
Remeasurement of public placement warrant liability and related party private placement warrant liability
In connection with the Merger, we assumed previously issued warrants to purchase the Company’s Common stock, which are recognized as liabilities and carried at fair value on our balance sheet. Changes in the fair value of those instruments are captured in our results of operations. The public placement warrant liability and related party private placement warrant liability fair value adjustments consist of unrealized gains and losses as a result of marking our liability classified warrants to fair value at the end of each reporting period. We will continue to recognize changes in the fair value of such warrants until each respective warrant is exercised, expired, or qualifies for equity classification. For additional information on securities carried at fair value and fair value measurement please refer to Note 5 in our audited annual consolidated financial statements for the years ended December 31, 2024 and 2023 in our Annual Report on Form 10-K.
Remeasurement of share-based termination liability
Certain share-based financial instruments issued by us as part of our lease and supply agreement terminations are recognized as liabilities and carried at fair value on our consolidated balance sheet. Changes in the fair value of those instruments are captured in our consolidated results of operations. The share-based termination liability fair value adjustment consists of unrealized gains and losses as a result of marking our liability classified share-based instruments to fair value at the end of each reporting period. We continued to recognize changes in the fair value of such share-based instruments until the shares were issued upon the Closing of the Merger. For additional information on securities carried at fair value and fair value measurement please refer to Note 5 in our audited annual consolidated financial statements for the years ended December 31, 2024 and 2023 in our Annual Report on Form 10-K.
Remeasurement of convertible notes and related party convertible notes
Concurrently with our entry into the Merger Agreement, each of the PIPE Subscribers entered into a Note Purchase Agreement in which we issued each PIPE Subscriber a convertible promissory note. The convertible promissory notes are recognized as liabilities and carried at fair value on our consolidated balance sheet, due to our selection of the Fair Value Option under ASC 825 — Financial Instruments. Changes in the fair value of the convertible promissory notes are captured in our consolidated results of operations. The convertible promissory notes fair value adjustment consists of unrealized gains and losses as a result of marking our notes to fair value at the end of each reporting period. In connection with the Merger, each Convertible Note automatically converted into shares of Common stock in accordance with the Merger Agreement and the Bridge NPA. Therefore, we will not continue to recognize changes in the fair value of such convertible promissory in future periods. For additional information on securities carried at fair value and fair value measurement please refer to Note 5 and Note 9 in our audited annual consolidated financial statements for the years ended December 31, 2024 and 2023 in our Annual Report on Form 10-K.
Other income, net
Other income, net consists primarily of realized and unrealized gain and losses on foreign currency transactions, realized gain and losses on the sale of assets, interest income, and sublease income.
Income tax provision
There was no income tax provision for the years ended December 31, 2024 and 2023. Refer to Note 12 in our audited annual consolidated financial statements for the years ended December 31, 2024 and 2023 in this Annual Report on Form 10-K.

Results of Operations for the Years Ended December 31, 2024 and 2023
The results of operations presented below should be reviewed in conjunction with the audited annual consolidated financial statements and notes thereto included in this Annual Report on Form 10-K. The following table sets forth our results of operations data for the periods presented:

	Year Ended December 31,		Dollar Change	Percentage Change
	2024	2023 (Revised)

	(in thousands)
Revenue	$1,373	$3,441	$(2,068)	(60)%
Cost of revenue	1,466	4,846	(3,380)	(70)%
Gross loss	(93)	(1,405)	1,312	93%
Operating expenses:
Research and development	6,245	9,632	(3,387)	(35)%
Sales and marketing	1,989	866	1,123	130%
General and administrative	33,281	18,757	14,524	77%
Restructuring costs	—	3,973	(3,973)	(100)%
Total operating expenses	41,515	33,228	8,287	25%
Loss from operations	(41,608)	(34,633)	(6,975)	(20)%
Other income (expense)
Property and equipment impairment	—	(19,285)	19,285	100%
Lease impairment	—	(2,274)	2,274	100%
Interest expense	(1,504)	(3,503)	1,999	57%
Gain (loss) on lease termination	2,015	(319)	2,334	732%
Loss on extinguishment of convertible notes	(26,359)	—	(26,359)	(100)%
Loss on supply agreement termination	—	(2,211)	2,211	100%
Remeasurement of convertible preferred stock warrant liability	6	127	(121)	(95)%
Remeasurement of public placement warrant liability	24,907	—	24,907	100%
Remeasurement of related party private placement warrant liability	13,001	—	13,001	100%
Remeasurement of share-based termination liability	(979)	(296)	(683)	(231)%
Remeasurement of convertible notes	(31,664)	(281)	(31,383)	(11168)%
Remeasurement of related party convertible notes	(3,752)	(115)	(3,637)	(3163)%
Other income, net	544	5,070	(4,526)	(89)%
Total other expense, net	(23,785)	(23,087)	(698)	(3)%
Loss before income taxes	(65,393)	(57,720)	(7,673)	(13)%
Income tax provision	—	—	—	—
Net loss	$(65,393)	$(57,720)	$(7,673)	(13)%

Comparison of the Years Ended December 31, 2024 and 2023
Correction of an Error
It was identified that certain 2023 expenses previously recorded as general and administrative were related to activities that should be recorded as research and development or sales and marketing. As a result, management has corrected this error by reducing general and administrative expense by $2.6 million, increasing sales and marketing expense by $0.6 million, and increasing research and development by $2.0 million for the year ended December 31, 2023. The Company analyzed the potential impact of the misclassification error in accordance with the appropriate guidance, from both a qualitative and quantitative perspective, and concluded that the error was not material to any prior year period. Refer to Note 3 in our audited annual consolidated financial statements for the years ended December 31, 2024 and 2023 in this Annual Report on Form 10-K.
Revenue
Revenue decreased by $2.1 million, or 60%, for the year ended December 31, 2024 compared to the year ended December 31, 2023, which was primarily attributable to decreased sales of products from the Vegan Silk Technology Platform, including our b-silk product. We had an agreement with one customer that provided for minimum purchase requirements of $1.0 million and $1.5 million during the years ended December 31, 2023 and 2024, respectively. After completing their evaluations, beginning in the first quarter of 2023, that customer made several large-scale purchases that led to a significant increase in our revenue for 2023. The large-scale purchases that this customer made during the latter half of 2023 may not be indicative of the level of purchases that customer may make in future periods. For example, that customer did not make any additional purchases in 2024. In October 2024, we entered into a three-year supply agreement with another customer, which includes annual minimum order quantities. Our revenue in 2024 was predominantly due to purchases under that supply agreement in the fourth quarter of 2024.
Cost of revenue and gross loss
Cost of revenue decreased by $3.4 million, or 70%, for the year ended December 31, 2024 compared to the year ended December 31, 2023, which was primarily attributable to the decrease of biomanufacturing costs relative to the decreased sales from our Vegan Silk Technology Platform, particularly our b-silk product.
Gross loss decreased by $1.3 million, or 93%, for the year ended December 31, 2024 compared to the year ended December 31, 2023, which was primarily attributable to decreased cost of revenue, partially offset by decreased revenue.
Operating expenses
Research and development
Research and development expenses were $6.2 million and $9.6 million for the years ended December 31, 2024 and 2023, respectively, and decreased by $3.4 million, or 35%. The expenses during 2024 were primarily related to the continued development of our Vegan Silk Technology Platform, in addition to stock-based compensation expense related to the vesting of certain Restricted Stock Unit grants based on the completion of the Merger transaction. The expenses during 2023 were primarily related to the development of Mylo and our Vegan Silk Technology Platform. During the year ended December 31, 2023, we focused on the development of a pilot production line in various locations, to assist in the eventual production of both Mylo and the Vegan Silk Technology Platform, while continuing to support development of Mylo and the Vegan Silk Technology Platform in third-party factory facilities. The decrease during the year ended December 31, 2024, was related to the discontinuation of the production of Mylo in 2023, that led to the reduced focus on research and development, which included a decrease in personnel headcount, and the shift in focus from in-house process development to supporting and assisting manufacturing partners with production-related processes. Spending on the Vegan Silk Technology Platform on a standalone basis increased year-over-year and focused on continued refinement of the manufacturing process, support for manufacturing our Vegan Silk Technology Platform products at additional facilities and modification of the strain to achieve a variety of strategic objectives for customers.

Sales and marketing
Sales and marketing increased by $1.1 million, or 130%, for the year ended December 31, 2024 compared to the year ended December 31, 2023, which was primarily attributable to an increase of stock-based compensation expense related to the vesting of certain Restricted Stock Unit grants based on the completion of the Merger transaction that took place during August 2024, partially offset by a temporary suspension of our sales and marketing efforts until we could raise additional capital.
General and administrative
General and administrative expenses increased by $14.5 million, or 77%, for the year ended December 31, 2024 compared to the year ended December 31, 2023, which was primarily attributable to an increase of stock-based compensation expense of $13.1 million, most of which was related to the vesting of certain Restricted Stock Unit grants based on the completion of the Merger transaction that took place during August 2024, an increase of $7.9 million of Bridge Convertible Notes issuance costs, as well as an increase of $1.2 million of consulting and other costs related to operating as a public company, partially offset by $5.1 million that represents an overall reduction of our general and administrative costs until we could raise additional capital, in addition to a reduction to legal fees of $2.7 million.
Restructuring costs
Restructuring costs decreased by $4.0 million, or 100%, for the year ended December 31, 2024 compared to the year ended December 31, 2023, which was attributable to employee costs incurred related to our reduction in workforce during 2023.
Property and equipment impairment
Property and equipment impairment decreased by $19.3 million, or 100%, for the year ended December 31, 2024 compared to the year ended December 31, 2023, which is entirely a result of the impairment of property and equipment that was used previously in the manufacture of a product that we de-emphasized in order to adjust our strategic focus towards b-silk in early 2023.
Lease impairment
Lease impairment decreased by $2.3 million, or 100%, for the year ended December 31, 2024 compared to the year ended December 31, 2023, which was entirely attributable to the right of use assets related our leases in the Netherlands becoming impaired due to Mylo production being shut down in 2023.
Interest expense
Interest expense decreased by $2.0 million, or 57%, for the year ended December 31, 2024 compared to the year ended December 31, 2023, which was primarily attributable to an $18.2 million decrease in the principal balance of our Ginkgo debt as part of the Ginkgo Note Purchase Agreement Amendment No. 1 in December 2023.
Gain (loss) on lease termination
We recorded a gain on lease termination of $2.0 million and a loss on lease termination of $0.3 million for the years ended December 31, 2024 and 2023, respectively. During the year ended December 31, 2023, the loss was entirely attributable to the termination of our Berkeley lease. During the year ended December 31, 2024, the gain was entirely attributable to the termination of two of our Netherlands leases that resulted from de-recognizing our lease liability as we had previously recorded an impairment of our right-of-use (“ROU”) assets related to these leases in 2023. Refer to Note 13 in our audited annual consolidated financial statements for the years ended December 31, 2024 and 2023 in this Annual Report on Form 10-K.
Loss on extinguishment of convertible notes
Loss on extinguishment of convertible notes is related to the Second Amendment to the Note Purchase Agreement, which we entered into during June 2024. Due to the substantial change to the conversion feature, we accounted for this amendment as a debt extinguishment, which resulted in the recognition of a loss on extinguishment of $26.4 million in our consolidated financial statements for the year ended December 31, 2024. Refer to Note 8 in our audited annual consolidated financial statements for the years ended December 31, 2024 and 2023 in this Annual Report on Form 10-K
Loss on supply agreement termination
Loss on supply agreement lease termination decreased by $2.2 million, or 100%, for the year ended December 31, 2024 compared to the year ended December 31, 2023, which was entirely attributable to the termination of one of our supply agreements.
Remeasurement of convertible preferred stock warrant liability
Remeasurement of convertible preferred stock warrant liability decreased by $0.1 million, or 95%, for the year ended December 31, 2024 compared to the year ended December 31, 2023. The change in the preferred stock warrant liability is a direct result of the assumptions used in the option pricing model used to calculate the fair value as of each balance sheet date, including the expected timing of a liquidity event, our estimated equity value at such time, and estimated volatility. Immediately prior to the consummation of the Merger in August 2024, each issued and outstanding convertible preferred stock warrant to purchase Bolt Threads Convertible Preferred Stock converted into a warrant to purchase shares of the Company’s Common stock, with each warrant subject to the same terms and conditions as were applicable to the original warrant and having an exercise price and number of shares of Common stock purchasable based on the Exchange Ratio and other terms contained in the Merger Agreement. Refer to Note 4 in our audited annual consolidated financial statements for the years ended December 31, 2024 and 2023 in this Annual Report on Form 10-K.
Remeasurement of public placement warrant liability
Remeasurement of public placement warrant liability decreased by $24.9 million, or 100%, for the year ended December 31, 2024 compared to the year ended December 31, 2023. The change in the remeasurement of public placement warrant liability is entirely related to previously issued warrants to purchase the Company’s Common stock, which were assumed in connection with the Merger. In addition, the change in the fair value is a direct result of the assumptions used in the Monte Carlo simulation model used to calculate the fair value as of the Merger’s Closing Date and the balance sheet date, including our estimated equity value at such time, the risk-free rate at such time, the timing of the warrant expiration, and the estimated volatility. Refer to Notes 5 and Note 9 in our consolidated financial statements for the years ended December 31, 2024 and 2023 included in this Annual Report on Form 10-K.
Remeasurement of related party private placement warrant liability
Remeasurement of related party private placement warrant liability decreased by $13.0 million, or 100%, for the year ended December 31, 2024 compared to the year ended December 31, 2023. The change in the remeasurement of the related party private placement warrant liability is entirely related to previously issued warrants to purchase the Company’s Common stock, which were issued to the Sponsor, a related party, and were assumed in connection with the Merger. In addition, the change in fair value is a direct result of the assumptions used in the Monte Carlo simulation model used to calculate the fair value as of each balance sheet date, including our estimated equity value at such time, the risk-free rate at such time, the timing of the warrant expiration, and the estimated volatility. Refer to Notes 5 and Note 9 in our consolidated financial statements for the years ended December 31, 2024 and 2023 included in this Annual Report on Form 10-K.
Remeasurement of share-based termination liability
Remeasurement of share-based termination liability increased by $0.7 million, or 231%, for the year ended December 31, 2024 compared to the year ended December 31, 2023. The share-based termination liability is related to transactions that took place during the third quarter of 2023. Further, the change in share-based termination liability is a direct result of the assumptions used in the model to calculate the fair value as of the balance sheet date. After the Merger was completed in August 2024, the Company issued the 750,000 shares of Common stock to its landlord and its supplier to settle the shared-based termination liability. Refer to Note 7 in our audited annual consolidated financial statements for the years ended December 31, 2024 and 2023 in this Annual Report on Form 10-K.

Remeasurement of convertible notes
The convertible notes are related to transactions, which resulted in the remeasurement of convertible notes of $31.7 million for the year ended December 31, 2024. Further, the remeasurement in the convertible notes is a direct result of the assumptions used in the model used to calculate the fair value as of the balance sheet date. Immediately prior to the Effective Time, each Convertible Note automatically converted into shares of Common stock in accordance with the Merger Agreement and the Bridge NPA. Refer to Notes 5 and 8 in our audited annual consolidated financial statements for the years ended December 31, 2024 and 2023 in this Annual Report on Form 10-K.
Remeasurement of related party convertible notes
The related party convertible notes are related to transactions, which resulted in the remeasurement of the related party convertible notes of $3.8 million for the year ended December 31, 2024. Further, the remeasurement in the related party convertible notes is a direct result of the assumptions used in the model used to calculate the fair value as of the balance sheet date. Immediately prior to the Effective Time, each Convertible Note automatically converted into shares of Common stock in accordance with the Merger Agreement and the Bridge NPA. Refer to Notes 5 and 8 in our audited annual consolidated financial statements for the years ended December 31, 2024 and 2023 in this Annual Report on Form 10-K.
Other expense, net
Other expense, net decreased by $4.5 million, or 89%, for the year ended December 31, 2024 compared to the year ended December 31, 2023, which was primarily attributable a Federal Employee retention credit of $1.8 million recorded in 2023 and a gain of $2.5 million also recorded in 2023 related to the December 2023 Ginkgo NPA Amendment as defined below. Refer to Note 8 in our audited annual consolidated financial statements for the years ended December 31, 2024 and 2023 in this Annual Report on Form 10-K.

Liquidity and Capital Resources
Capital Requirements
We have incurred losses and negative cash flows from operations since our inception and have historically funded our operations primarily with the proceeds from sales of our convertible preferred stock, convertible notes, and Senior Secured Notes. As of December 31, 2024, we had cash and cash equivalents totaling $3.5 million and an accumulated deficit of $461.8 million. As described above, in the third quarter of 2024, we completed the Merger between Bolt Threads and GAMC.

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

We will need substantial capital to support our planned product development and operations. Based upon our current operating plan, we estimate that our cash and cash equivalents as of the date of this filing are insufficient to fund operating, investing, and financing cash flow needs for the following twelve months. To obtain the capital necessary to fund the operations, the Company expects to obtain funds through equity offerings, debt financing transactions, refinancing transactions or restructuring its current obligations, or any other means.
These uncertainties raise substantial doubt regarding our ability to continue as a going concern for a period of twelve months subsequent to the date of this filing. Certain elements of the operating plan to alleviate the conditions that raise substantial doubt, including but not limited to the Company’s ability to achieve expected operating results and the ability to restructure its current debt, are outside of the Company’s control. Accordingly, we cannot conclude that management’s plans will be effectively implemented within one year. These factors raise substantial doubt about our ability to continue as a going concern for one year following the date of this filing.
Senior Secured Notes
On December 29, 2023, we entered the Ginkgo Note Purchase Agreement Amendment No. 1 to modify our Senior Secured Notes. Under the terms of the modification, $10.0 million of outstanding principal was exchanged for an equal number of Convertible Notes with the same terms as the convertible notes issued pursuant to the Note Purchase Agreement entered into by the PIPE Subscribers. The remaining $20.0 million of outstanding principal, $0.1 million of unamortized issuance costs, and accrued interest of $1.7 million related to the outstanding principal, were exchanged for amended senior secured notes with a principal balance of $11.8 million, a nonexclusive right to license Bolt Threads’ intellectual property relating to Mylo, and a reduction of the prepaid balance relating to the 2022 Technical Development Agreement (“2022 TDA”), by $5.4 million. The Amended Senior Note increased the interest rate from the Senior Secured Notes from the existing rate of treasury rate plus 6% per annum to a fixed rate of 12% per annum. In addition, the Amended Senior Note extended the maturity date from October 14, 2024 per the Senior Secured Notes to December 31, 2027. We evaluated the Ginkgo Note Purchase Agreement Amendment and determined that it was required to be accounted for as a troubled debt restructuring in accordance with ASC 470-60, Debt — Troubled Debt Restructurings by Debtors. As a result of the IP Transfer, we recognized a gain of $2.5 million in other income (expense), net on the consolidated statement of operations and comprehensive loss during the year ended December 31, 2023. We recorded the Amended Senior Note at its net carrying value, which was calculated by taking the carrying value of the Senior Secured Notes immediately prior to the 2023 Ginkgo Amendment and reducing it by the fair value of assets transferred. The future undiscounted cash payments related to principal and interest exceed the carrying value of the Amended Senior Note upon issuance. Therefore, we did not record a gain on the restructuring of the Senior Secured Notes, and fees paid to third parties were expensed as incurred. We calculate and record interest expenses on the Amended Senior Note using the effective interest method.
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
Private Placement Equity Offering

On February 13, 2025, we entered into a common stock purchase agreement with Triton (the “Purchase Agreement”) pursuant to which we have the ability, subject to specified limits, to require Triton to purchase up to $1.5 million in shares of our Common Stock between the date that a Form S-1 registration statement becomes effective for the resale of such shares of common stock (the “Registration Statement”) and June 30, 2025 (the “Commitment Period”). The amount to be funded under each purchase notice is the number of shares of common stock to be purchased multiplied by 75% of the lowest daily VWAP of our Common stock during the ten trading days prior to the payment and delivery of the shares of Common stock. Triton’s obligation to purchase shares of common stock is subject to, among other limitations (i)

the number of shares of Common stock sold pursuant to the Purchase Agreement not exceeding 19.99% of our issued and outstanding shares of Common stock immediately prior to the execution of the Purchase Agreement without our first obtaining stockholder approval (which would equal 6,856,859 shares), and (iii) the number of shares of common stock sold pursuant to the Purchase Agreement shall not cause Triton to beneficially own more than 19.99% of the Company’s issued and outstanding shares of common stock. Pursuant to the Purchase Agreement, the Company also issued Triton a warrant (the “Triton Warrant”) to purchase up to 3,000,000 shares of Common stock (the “Warrant Shares”) at an exercise price of $0.50 per share, the average closing price of our Common stock on the five trading days immediately preceding the Company’s entry into the Purchase Agreement. The Triton Warrant will be exercisable beginning August 13, 2025, subject to a restriction preventing Triton and its affiliates from beneficially owning more than 19.99% of our outstanding shares of Common stock without the our first obtaining stockholder approval, and will expire on August 13, 2030.

Settlement Agreement and Exchange Agreement

On February 14, 2025, we entered into a settlement agreement (the “Settlement Agreement”) with the Sponsor. We currently owe approximately $2.9 million in excise tax liability (the “Excise Tax Liability”) pursuant to Section 4501 of the Internal Revenue Code for redemptions of shares of GAMC Class A common stock in 2023 by the stockholders of GAMC prior to the consummations of the transactions contemplated by the Business Combination. We have proposed to the Internal Revenue Service (“IRS”) a payment plan whereby we would be permitted to pay the Excise Tax Liability over a series of payments over time (the “Payment Plan”).

Pursuant to the Settlement Agreement, the Sponsor shall (i) use its commercially reasonable efforts to provide or organize financing for us in an amount of $10 million to close by August 13, 2025 (the “Financing”) and (ii) (a) in the event that the IRS grants the Payment Plan, the Sponsor shall pay to us 75% of the total amount of each payment due to the IRS thereunder no less than 7 calendar days prior to the due date for each payment (the “Golden Arrow Payment Contribution”) or (b) in the event the IRS denies our request for a Payment Plan, the Sponsor shall either (A) close the Financing by August 13, 2025 or (B) pay to us 75% of the total amount of the then-outstanding Excise Tax Liability as well as all accrued interest on the entire Excise Tax Liability on August 13, 2025. The Golden Arrow Payment Contribution will continue until the earlier of (i) an aggregate amount of at least $6 million of Financing is successfully closed or (ii) the Excise Tax Liability is fully paid. Notwithstanding the foregoing, the Sponsor’s payments shall be capped at, and shall not exceed, the total amount the Sponsor received from selling 50% of the shares of our common stock held by the Sponsor on February 14, 2025.

As partial consideration for entering into the Settlement Agreement, on March 5, 2025, we exchanged 5,000,000 private placement warrants (the “Old Warrants”) to purchase an equal number of shares of our common stock that are governed by the terms of our Warrant Agreement, dated March 16, 2021 for a warrant to purchase 5,000,000 shares of common stock (the “Sponsor Warrants”) at an exercise price of $0.50 per share, the average closing price of our common stock on the five trading days immediately preceding our entry into the Purchase Agreement. The Warrant will be exercisable immediately upon issuance and will terminate on the fifth anniversary of the issuance date.

    If, for any consecutive ten trading day period while the Sponsor Warrants is outstanding, the closing price of our common stock is equal to or greater than $0.85 (the “Forced Exercise Triggering Event”), then we shall have the right, in our sole discretion and upon written notice given at any time within 20 days of the initial occurrence of the Forced Exercise Triggering Event delivered to the holder of the Sponsor Warrant, to force the holder to cash exercise the Sponsor Warrants with respect to the number of shares of common stock that represents up to the lesser of (i) 2,500,000 shares of common stock or (ii) the unexercised portion of the Sponsor Warrants. We will issue the foregoing securities under Section 4(a)(2) of the Securities Act, as a transaction not requiring registration under Section 5 of the Securities Act. The parties receiving the securities represented their intentions to acquire the securities for investment only and not with a view to or for sale in connection with any distribution, and appropriate restrictive legends will be affixed to the certificates representing the securities (or reflected in restricted book entry with our transfer agent).

Cash Flow Summary — Years Ended December 31, 2024 and 2023
The following table summarizes our cash flows for the periods presented:

	Year Ended December 31,
	2024	2023

	(in thousands)
Cash used in operating activities	$(16,147)	$(29,225)
Cash used in investing activities	(23)	(678)
Cash provided by financing activities	18,810	5,551
Exchange rate effect on cash, cash equivalents and restricted cash	(62)	12
Net increase (decrease) in cash and cash equivalents and restricted cash	$2,578	$(24,340)
Operating Activities
Net cash used in operating activities was $16.1 million for the year ended December 31, 2024, a decrease of $13.1 million compared to the year ended December 31, 2023. The decrease in net cash used in operating activities was primarily attributable to a decrease in operating expenses and non-cash adjustments, being partially offset by the timing of settling receivables and payables in operating activities.
Investing Activities
Net cash used in investing activities was $0.02 million for the year ended December 31, 2024 and consisted entirely of the purchase of property and equipment. Net cash used in investing activities was $0.7 million for the year ended December 31, 2023 and consisted of the purchase of property and equipment, partially offset by proceeds from the sale of property and equipment.
Financing Activities
Net cash provided by financing activities was $18.8 million for the year ended December 31, 2024 and consisted of $22.6 million proceeds received from Bridge financing, $5.3 million proceeds from the Merger with GAMC and $0.4 million proceeds from issuance of common stock, being partially offset by payments totaling $6.0 million of deferred transaction costs, $2.3 million of related party convertible notes, $0.6 million for related party promissory notes, and $0.6 million for amended senior notes. Net cash provided by financing activities was $5.6 million for the year ended December 31, 2023 and consisted of $7.0 million proceeds received from Bridge financing related to PIPE Subscribers offset by $1.4 million of deferred transaction costs.
Off-Balance Sheet Arrangements and Contractual Obligations
As of December 31, 2024 and through the date hereof, we do not have any off-balance sheet arrangements, as defined in the rules and regulations of the SEC.
In the ordinary course of our operations, we enter into certain contractual obligations. Such obligations include manufacturing arrangements, leases, and debt arrangements.
Recent Accounting Pronouncements
See Note 3 to audited annual consolidated financial statements for the years ended December 31, 2024 and 2023 in this Annual Report on Form 10-K for recently adopted accounting pronouncements and recently issued accounting pronouncements not yet adopted as of the dates of the statement of financial position included in this filing.
Critical Accounting Policies and Estimates
Our consolidated financial statements are prepared in accordance with U.S. GAAP. The preparation of these consolidated financial statements requires management to make certain estimates and assumptions that affect the reported amounts of assets, liabilities, revenue, costs, and expenses, and related disclosure in the notes of the consolidated financial statements. Bolt Threads evaluates its accounting policies, estimates, and judgments on an on-going basis. Management bases its estimates and judgments on historical experience and various other factors that are believed to be reasonable under the circumstances. Actual results may differ from these estimates under different assumptions or conditions.

While the significant accounting policies are described in more detail in Note 3 in the audited annual consolidated financial statements for the years ended December 31, 2024 and 2023 included in this Annual Report on Form 10-K, management believes that the following accounting policies are those most critical to the judgments and estimates used in the preparation of our consolidated financial statements.
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
Deferred Transaction Costs
Deferred transaction costs consist of direct legal, accounting, filing and other fees and costs directly attributable to the Company’s Merger. We capitalized deferred transaction costs prior to the close of the Merger and included within the consolidated balance sheet. The Company reclassified the deferred transaction costs related to the Merger to additional paid-in capital to offset the proceeds received upon Closing of the Merger.
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
Stock-Based Compensation
Prior to the Closing of the Merger, we granted RSUs to employees and non-employee consultants, which were subject to vesting upon the satisfaction of both a service-based or performance milestone(s)-based condition and a liquidity event condition, and the liquidity event condition was deemed satisfied upon the Closing of the Merger for all then-outstanding RSUs. After the Closing of the Merger, we grant RSUs which are subject to only vesting upon the satisfaction of a service-based or performance milestone(s)-based condition.
We grant stock options to employees and non-employees with an exercise price equal to the fair value of the shares at the date of grant. All stock option grants are accounted for using the fair value method and compensation is recognized as the underlying options vest.
We use the Black-Scholes option pricing model to determine the fair value of stock option awards. The Black-Scholes model considers several variables and assumptions in estimating the fair value of the stock-based awards. These variables include the fair market value of Common stock, stock-price volatility, expected term, expected dividends, risk-free interest rates, and forfeitures.
•Expected Volatility — Expected volatility is estimated based on historical volatilities of comparable public companies operating in our industry.
•Expected Term — The expected term of the options represents the period the options are expected to be outstanding and is estimated using the simplified method. We believe it is appropriate to use the simplified method in determining the expected life of options because we do not have sufficient historical exercise data to provide a reasonable basis upon which to estimate the expected term for options.
•Dividend Yield — We have historically not issued dividends and do not expect to in the future.
•Risk-free Interest Rate — The risk-free interest rate is based on the U.S. Treasury yield curve in effect at the time of grant.
•Forfeitures — Forfeitures are recognized as they occur.
Prior to the Closing of the Merger, given the absence of a public trading market, we considered numerous objective and subjective factors to determine the fair market value of our Common stock. These factors included but were not limited to (i) contemporaneous third-party valuations of our Common stock; (ii) the rights and preferences of preferred stock relative to Common stock; (iii) the lack of marketability of Common stock; (iv) developments in the business; and (v) the likelihood of achieving a liquidity event, such as an initial public offering or sale of Bolt Threads, given prevailing market conditions.
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
Following the Merger, the fair value of our common stock is based on the closing price on the date of grant, as reported on Nasdaq.
We use the same methods to estimate the fair value of awards granted to non-employees.
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
We account for Common stock warrants as a liability if we can be required under any circumstances to settle the warrant by transferring cash or other assets. Common stock warrants classified as liabilities are initially recorded at fair value using the Black-Scholes-Merton option-pricing model on the issuance date and remeasured at fair value each balance sheet date with the offset adjustments recorded in remeasurement of Common stock warrant liability within the consolidated statements of operations and comprehensive loss.
Convertible Preferred Stock Warrants
We record convertible preferred stock warrants issued as freestanding warrants as liabilities in the consolidated balance sheets at their estimated fair value at the time of initial recognition based on an option pricing model. Liability-classified warrants are subject to re-measurement at each balance sheet date, and any change in fair value is recognized in the consolidated statements of operations and comprehensive loss. We will continue to remeasure the liability-classified warrants until the earlier of the exercise or expiration, the completion of a deemed liquidation event, the conversion of preferred stock into Common stock, or until holders of the preferred stock can no longer trigger a deemed liquidation event. On expiration, the preferred stock warrants will automatically net exercise, unless the warrant holder provides written notice that it does not wish to exercise its warrants. Upon exercise, the related preferred stock warrant liability will be reclassified to preferred stock.
Convertible Notes
Convertible notes are regarded as hybrid instruments, consisting of a liability component and an equity component. We determined that the convertible notes are eligible for the fair value option election in connection with the convertible notes under the Bridge NPA and the Ginkgo NPA Amendment as each instrument met the definition of a “recognized financial liability” which is an acceptable financial instrument eligible for the fair value option under ASC 825-10-15-4 and do not meet the definition of any of the financial instruments found within ASC 825-10-15-5 that are not eligible for the fair value option. At the date of issuance, the fair value for each instrument is derived from the instrument’s implied discount rate at inception. Changes in fair value of the convertible notes are measured through the accompanying consolidated statement of operations and comprehensive loss until settlement.
Share-based Termination Liability
In 2021, we entered into an agreement to lease our primary office and laboratory space in Berkeley, California. In September 2023, we negotiated a contingent lease termination agreement with our landlord for the Berkeley facility lease whereby if the Company issues 600,000 shares of the new public company to its landlord after the closing of the merger transaction with GAMC, the Berkeley lease facility would be considered terminated as of September 10, 2023 pursuant to the lease termination agreement. Further, in October 2023, we entered into a settlement agreement with one of our suppliers whereby if the Company paid the supplier $1.0 million and issues 150,000 shares of the new public company to the supplier after the closing of the merger transaction with GAMC, the Supply Agreement would be considered terminated as of July 13, 2023 pursuant to the settlement agreement.
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

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
Not applicable.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Board of Directors of Bolt Projects Holdings, Inc.
Opinion on the Financial Statements
We have audited the accompanying consolidated balance sheets of Bolt Projects Holdings, Inc. (the "Company") as of December 31, 2024 and 2023, the related consolidated statements of operations and comprehensive loss, stockholders’ deficit, and cash flows for the years then ended, and the related notes to the consolidated financial statements (collectively, the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2024 and 2023, and the results of its operations and its cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.
Going Concern
The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 2 to the financial statements, the Company has suffered recurring losses from operations, has an accumulated deficit, and has stated that substantial doubt exists about the Company’s ability to continue as a going concern. Management’s plans regarding these matters are also described in Note 2. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.
Basis for Opinion
These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Company in accordance with U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.
We conducted our audits in accordance with the standards of the PCAOB and in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits, we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.
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
/s/ Elliott Davis, PLLC
We have served as the Company’s auditor since 2023.
PCAOB ID 000149
Charlotte, North Carolina
March 18, 2025

BOLT PROJECTS HOLDINGS, INC.
CONSOLIDATED BALANCE SHEETS
(IN THOUSANDS, EXCEPT SHARE AND PER SHARE AMOUNTS)

	December 31,
	2024	2023
Assets
Current assets:
Cash and cash equivalents	$3,512	$894
Restricted cash, current	—	40
Accounts receivable	870	—
Inventory	1,760	235
Prepaid expenses and other current assets	2,593	3,503
Total current assets	8,735	4,672

Property and equipment, net	21	—
Deferred transaction costs	—	16,234
Other non-current assets	3,474	3,368
Total assets	$12,230	$24,274

Liabilities, Convertible Preferred Stock and Stockholders’ Deficit
Current liabilities:
Accounts payable	$413	$1,792
Accrued expenses and other current liabilities	3,499	1,053
Excise tax payable	2,925	—
Convertible notes, current	—	15,604
Related party convertible notes, current	—	2,133
Operating lease liabilities, current	—	359
Share-based termination liability	—	6,349
Total current liabilities	6,837	27,290

Operating lease liabilities, non-current	—	2,093
Long-term debt, non-current	13,186	13,340
Public placement warrant liability	267	—
Related party private placement warrant liability	133	—
Convertible preferred stock warrant liability	—	203
Other non-current liabilities	417	—
Total liabilities	20,840	42,926

Commitments and contingencies (Note 14)

Convertible preferred stock: $0.0001 par value, none and 12,550,441 shares authorized as of December 31, 2024 and December 31, 2023, respectively; none and 8,048,573 shares issued and outstanding as of December 31, 2024 and December 31, 2023, respectively; and aggregate liquidation preference of none and $222,345 as of December 31, 2024 and December 31, 2023, respectively	—	93,889

Stockholders’ Deficit:
Common stock: $0.0001 par value, 500,000,000 shares and 18,858,216 authorized as of December 31, 2024 and December 31, 2023; 34,284,298 and 3,335,864 shares issued and outstanding as of December 31, 2024 and December 31, 2023, respectively	4	—
Additional paid-in capital	453,168	283,881
Accumulated other comprehensive income (loss)	19	(14)
Accumulated deficit	(461,801)	(396,408)
Total stockholders’ deficit	(8,610)	(112,541)
Total liabilities, convertible preferred stock, and stockholders’ deficit	$12,230	$24,274

The accompanying notes are an integral part of these consolidated financial statements

BOLT PROJECTS HOLDINGS, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS
FOR THE YEARS ENDED DECEMBER 31, 2024 AND 2023
(IN THOUSANDS, EXCEPT SHARE AND PER SHARE AMOUNTS)

	Year Ended December 31,
	2024	2023 (Revised)
Revenue	$1,373	$3,441
Cost of revenue	1,466	4,846
Gross loss	(93)	(1,405)

Operating expenses:
Research and development	6,245	9,632
Sales and marketing	1,989	866
General and administrative	33,281	18,757
Restructuring costs	—	3,973
Total operating expenses	41,515	33,228
Loss from operations	(41,608)	(34,633)

Other income (expense)
Property and equipment impairment	—	(19,285)
Lease impairment	—	(2,274)
Interest expense	(1,504)	(3,503)
Gain (loss) on lease termination	2,015	(319)
Loss on extinguishment of convertible notes	(26,359)	—
Loss on supply agreement termination	—	(2,211)
Remeasurement of convertible preferred stock warrant liability	6	127
Remeasurement of public placement warrant liability	24,907	—
Remeasurement of related party private placement warrant liability	13,001	—
Remeasurement of share-based termination liability	(979)	(296)
Remeasurement of convertible notes	(31,664)	(281)
Remeasurement of related party convertible notes	(3,752)	(115)
Other income, net	544	5,070
Total other income (expense), net	(23,785)	(23,087)
Loss before income taxes	(65,393)	(57,720)
Income tax provision	—	—
Net loss	$(65,393)	$(57,720)
Other comprehensive income (loss):
Reporting currency translation	33	(21)
Comprehensive loss	$(65,360)	$(57,741)

Net income (loss) attributable to common stockholders, basic	$(65,393)	$158,666
Net loss attributable to common stockholders, diluted	$(65,393)	$(72,108)
Weighted-average common shares outstanding:
Basic	15,786,762	3,443,746
Diluted	15,786,762	9,305,988
Net income (loss) per share:
Basic	$(4.14)	$46.07
Diluted	$(4.14)	$(7.75)
The accompanying notes are an integral part of these consolidated financial statements

BOLT PROJECTS HOLDINGS, INC.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ DEFICIT
FOR THE YEARS ENDED DECEMBER 31, 2024 AND 2023
(IN THOUSANDS, EXCEPT SHARE AND PER SHARE AMOUNTS)

	Convertible Preferred Stock		Common Stock		Additional Paid-In Capital	Accumulated Deficit	Accumulated Other Comprehensive Income (Loss)	Total Stockholders’ Deficit
	Shares	Amount	Shares	Amount
Balances as of January 1, 2023	10,530,907	$339,233	3,087,655	$—	$20,259	$(338,688)	$7	$(318,422)
Extinguishment of convertible preferred stock		(216,386)	—	—	216,386	—	—	216,386
Conversion of convertible preferred stock into common stock	(2,482,334)	(28,958)	248,209	—	28,958	—	—	28,958
Proceeds allocation to Bridge Warrants					17,635			17,635
Stock-based compensation expense		—		—	643	—	—	643
Reporting currency translation adjustments	—	—			—	—	(21)	(21)
Net loss		—		—	—	(57,720)	—	(57,720)
Balances as of December 31, 2023	8,048,573	$93,889	3,335,864	$—	$283,881	$(396,408)	$(14)	$(112,541)
Issuance of common stock upon conversion of convertible preferred stock	(8,048,573)	(93,889)	8,048,573	1	93,888	—	—	93,889
Net exercise of Bridge Warrants	—	—	1,336,723	—	—	—	—	—
Issuance of Common stock upon conversion of Convertible Notes	—	—	10,451,111	1	102,154	—	—	102,155
Issuance of Common stock through the Merger and PIPE Financing, net of redemption and transaction costs	—	—	8,393,279	1	(52,802)	—	—	(52,801)
Conversion of convertible preferred stock warrants to Private Warrants	—	—	—	—	197	—	—	197
Issuance of Common stock to vendor due to contract terminations	—	—	750,000	—	7,327			7,327
Issuance of Common stock to vendor due to services provided	—	—	22,000	—	—	—	—	—
Issuance of Common stock through PIPE Financing	—	—	1,058,826	—	360	—	—	360
Issuance of vested Restricted Stock Units	—	—	887,922	1	(1)	—	—	—
Stock-based compensation expense	—	—	—	—	18,164	—	—	18,164
Reporting currency translation adjustments	—	—	—	—	—	—	33	33
Net loss	—	—	—	—	—	(65,393)	—	(65,393)
Balances as of December 31, 2024	—	$—	34,284,298	$4	$453,168	$(461,801)	$19	$(8,610)
The accompanying notes are an integral part of these consolidated financial statements

BOLT PROJECTS HOLDINGS, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE YEARS ENDED DECEMBER 31, 2024 AND 2023
(IN THOUSANDS)

	Year Ended December 31,
	2024	2023
Cash used in operating activities:
Net loss	$(65,393)	$(57,720)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation expense	2	1,088
Stock-based compensation	18,164	643
Amortization of right-of-use assets	—	1,050
Property and equipment impairment	—	19,285
Lease impairment	—	2,274
Loss (gain) on lease termination	(2,015)	319
Non-cash interest expense	1,043	1,834
Non-cash debt issuance costs	11,460	3,527
Non-cash non-capitalized transaction costs	268	—
Loss on extinguishment of convertible notes	26,359	—
Gain on sale of property and equipment	—	(284)
Gain on intellectual property transfer	—	(2,500)
Remeasurement of convertible preferred stock warrant liability	(6)	(127)
Remeasurement of public placement warrant liability	(24,907)	—
Remeasurement of related party private placement warrant liability	(13,001)	—
Remeasurement of share-based termination liability	979	296
Remeasurement of convertible notes	31,664	281
Remeasurement of related party convertible notes	3,752	115
Changes in operating assets and liabilities:
Inventory	(1,525)	(235)
Prepaid expenses and other current assets	184	(294)
Other non-current assets	(106)	713
Accounts payable	(1,023)	490
Accrued expenses and other current liabilities	(1,522)	(316)
Operating lease liabilities	(336)	(5,717)
Share-based termination liabilities	—	6,053
Other non-current liabilities	(188)	—
Net cash used in operating activities	(16,147)	(29,225)

Cash used in investing activities:
Cash proceeds from sale of property and equipment	—	284
Purchases of property and equipment	(23)	(962)
Net cash used in investing activities	(23)	(678)

Cash provided by financing activities:
Proceeds from the Merger with GAMC	5,268	—
Proceeds from issuance of common stock	360	—
Payments of deferred transaction costs	(6,008)	(1,418)
Proceeds from Bridge Financing Notes	22,643	6,969
Payments for Amended Senior Notes	(538)	—
Proceeds from related party notes	250	—
Payments for related party notes	(250)	—
Payments of related party promissory note	(648)	—
Payments of related party convertible promissory note	(2,267)	—
Net cash provided by financing activities	18,810	5,551
Exchange rate effect on cash, cash equivalents and restricted cash	(62)	12
Net change in cash and cash equivalents, and restricted cash	2,578	(24,340)
Cash and cash equivalents and restricted cash - Beginning of year	934	25,274
Cash, cash equivalents, and restricted cash - end of year	$3,512	$934
The accompanying notes are an integral part of these consolidated financial statements

BOLT PROJECTS HOLDINGS, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS — (CONTINUED)
FOR THE YEARS ENDED DECEMBER 31, 2024 AND 2023
(IN THOUSANDS)

	Year Ended December 31,
	2024	2023
Cash, cash equivalents, and restricted cash information:
Cash and cash equivalents, beginning of year	$894	$22,932
Restricted cash, beginning of year	40	2,342
Cash, cash equivalents, and restricted cash, beginning of year	$934	$25,274

Cash and cash equivalents, end of year	$3,512	$894
Restricted cash, end of year	—	40
Cash, cash equivalents, and restricted cash, end of year	$3,512	$934

Supplementary cash flow disclosures:
Cash paid for interest	$472	$1,650

Supplemental disclosures of non-cash investing and financing activities:
Deferred transaction costs in accounts payable and accrued expenses	$1,818	$708
Deferred transaction costs due to Bridge Warrants issuance	$—	14,108
Convertible note issuance costs due to Bridge Warrants issuance	$—	3,527
Decrease of deferred transaction costs due to the Merger and PIPE Financing	$11,624	$—
Issuance of common stock to settle underwriting commission	$6,106	$—
Issuance of common stock upon conversion of convertible preferred stock	$93,889	$—
Issuance of common stock upon conversion of convertible bridge notes	$102,155	$—
Issuance of common stock upon settlement of shared-based termination liability	$7,327	$—
Conversion of convertible preferred stock warrants to Private Warrants	$197	$—
Decrease of operating lease right of use assets and liabilities due to remeasurement in connection with lease amendments	$—	$456
Decrease of operating lease liabilities due to lease termination	$2,015	$21,286
Conversion of convertible preferred stock to common stock	$—	$28,958
Decrease of prepaid expense due to trouble debt restructuring	$—	$10,373
Issuance of Gingko Convertible Note due to trouble debt restructuring	$—	$216,386
Issuance of Amended Senior Notes due to trouble debt restructuring	$—	$13,340
Modification of convertible preferred stock	$—	$5,366
Decrease of operating lease right of use assets due to lease termination	$—	$16,763
The accompanying notes are an integral part of these consolidated financial statements

BOLT PROJECTS HOLDINGS, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

1.    ORGANIZATION AND DESCRIPTION OF BUSINESS
Bolt Projects Holdings, Inc. (the “Company”) develops and produces biomaterials products. Its flagship products from its Vegan Silk Technology Platform, b-silk and xl-silk, are a biodegradable and vegan protein polymer and a replacement for silicone elastomers in beauty and personal care. Bolt Projects Holdings, Inc. incorporated in the state of Delaware and is headquartered in California.
Basis of Consolidation and Presentation
On October 4, 2023, Bolt Threads, Inc. (“Legacy Bolt”) and Golden Arrow Merger Corp. (“GAMC”), a Delaware corporation, entered into a Business Combination Agreement (the “Merger Agreement”) with Beam Merger Sub, Inc., a Delaware corporation and a wholly-owned subsidiary of GAMC (the “Merger Sub”). On August 13, 2024 (the “Closing Date”), a merger transaction between Legacy Bolt and GAMC was completed (see Note 4 – Reverse Merger). Pursuant to the Merger Agreement, (i) on the Closing Date, the Merger Sub merged with and into Legacy Bolt (together with the other transactions contemplated by the Merger Agreement, the “Merger” or the “SPAC transaction”), with the Merger Sub ceasing to exist and Legacy Bolt surviving as a wholly owned subsidiary of GAMC and (ii) GAMC changed its name to Bolt Projects Holdings, Inc. Unless the context otherwise requires, references in this Annual Report on Form 10-K to the “Company,” “Bolt”, “we,” “us,” or “our” refer to the business of Bolt Threads, Inc., which became the business of Bolt Projects Holdings, Inc. and its subsidiaries following the Closing Date.
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
The determination was primarily based on the following facts:
•Former Legacy Bolt stockholders have a controlling voting interest in the Company.
•Legacy Bolt management continues to hold executive management roles for the Company and is responsible for the day-to-day operations; and
•The founders of Legacy Bolt have two out of two non-independent board seats and final approval in the selection of independent seats.
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

BOLT PROJECTS HOLDINGS, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
1.    ORGANIZATION AND DESCRIPTION OF BUSINESS (cont.)
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
2.    LIQUIDITY AND GOING CONCERN
The Company has not historically been profitable and has had negative cash flow from operations since inception. During the year ended December 31, 2024, the Company incurred a net loss of $65.4 million and used $16.1 million of cash in operations. As of December 31, 2024 the Company had an accumulated deficit of $461.8 million, a working capital surplus of $1.9 million, and cash and cash equivalents of $3.5 million.
The Company will need substantial capital to support its planned product development and operations. Based upon the Company’s current operating plan, it estimates that its cash and cash equivalents as of the issuance date of the consolidated financial statements included in this report are insufficient for the Company to fund operating, investing, and financing cash flow needs for the twelve months subsequent to the issuance date of these consolidated financial statements. To obtain the capital necessary to fund the operations, the Company expects to obtain funds through equity offerings, debt financing transactions, refinancing or restructuring its current obligations, or any other means.
These uncertainties raise substantial doubt regarding the Company’s ability to continue as a going concern for a period of twelve months subsequent to the issuance date of the consolidated financial statements included in this report. Certain elements of the operating plan to alleviate the conditions that raise substantial doubt, including but not limited to the Company’s ability to achieve its expected operating results and the ability to restructure its current debt, are outside of the Company’s control. Accordingly, the Company cannot conclude that management’s plans will be effectively implemented within one year from the date the consolidated financial statements are issued. The consolidated financial statements do not contain any adjustments that might result from the outcome of this uncertainty.
3.    SIGNIFICANT ACCOUNTING POLICIES
Correction of an Error
It was identified that certain 2023 expenses previously recorded as general and administrative were related to activities that should be recorded as research and development or sales and marketing. As a result, management has corrected this error by reducing general and administrative expense by $2.6 million, increasing sales and marketing expense by $0.6 million, and increasing research and development by $2.0 million for the year ended December 31, 2023. This classification adjustment was made to better reflect the nature of the expenses in accordance with accounting principles generally accepted in the United States (“U.S. GAAP”). The misclassification has no impact on the Company’s total operating expenses, net loss, or net loss per share. The Company analyzed the potential impact of the misclassification error in accordance with the appropriate guidance, from both a qualitative and quantitative perspective, and concluded that the error was not material to any prior year period.
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

BOLT PROJECTS HOLDINGS, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
3.    SIGNIFICANT ACCOUNTING POLICIES (cont.)
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
Unconsolidated Variable Interest Entity
In December 2020, the Company entered into a contract manufacturing agreement with a third-party supplier to manufacture Mylo. There were no required minimum purchase commitments under the contract manufacturing agreement.
The Company determined that the third-party supplier entity was a variable interest entity (“VIE”) and that the Company was not the primary beneficiary as the Company had no ability to direct the activities that most significantly impact the entity’s economic performance. As a result, the Company did not consolidate this entity into its consolidated financial statements. There are no amounts of assets or liabilities related to this entity reflected in the Company’s consolidated financial statements for any periods presented.
In September 2023, the Company entered into a settlement agreement with the third-party supplier to terminate this contract manufacturing agreement in exchange for the termination fee of €0.3 million from the third-party supplier. The Company received the €0.3 million termination fee during the year ended December 31, 2023 and recognized the payment in other income, net within the statement of operations and comprehensive loss during the year ended December 31, 2023.
Use of Estimates
The preparation of the consolidated financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the amounts reported in the consolidated financial statements and accompanying notes. Estimates and assumptions made by management include, but are not limited to, (i) the estimated fair value of convertible notes, convertible preferred stock, share-based termination liability, convertible preferred stock warrant liability, public placement warrant liability, related party private placement warrant liability and equity awards, and, (ii) estimating the useful lives of fixed assets, and (iii) determining incremental borrowing rates and the accounting for income taxes. Actual results could differ materially from those estimates.
Segment Information
Segment reporting is based upon the “management approach,” which is how management organizes the Company’s operating segments for which separate financial information is (1) available and (2) evaluated regularly by the chief operating decision maker (“CODM”) in deciding how to allocate resources and in assessing performance. The Company’s CODM is its Chief Executive Officer.
The Company has one reportable segment, which is its Vegan Silk Technology Platform. The Vegan Silk Technology Platform segment derives revenues from customers by providing a fully biodegradable, film-forming, versatile and functional ingredient for the beauty industry. The Company's products are based on its single platform technology that is produced in a similar manner and acquired by customers for a similar purpose, as a beauty product ingredient. The accounting policies of the Vegan Silk Technology Platform segment are the same as those described in this summary of significant accounting policies.
The CODM assesses performance for the segment and decides how to allocate resources based on expenses and net loss that also is reported on the consolidated statements of operations and comprehensive loss as total consolidated net

BOLT PROJECTS HOLDINGS, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
3.    SIGNIFICANT ACCOUNTING POLICIES (cont.)
loss. The measure of segment assets is reported on the consolidated balance sheets as total consolidated assets. Substantially all of the Company’s tangible long-lived assets are located in the United States. As such, long-lived assets by geographic location are not presented. All of the Company's revenues are generated in the United States.
When evaluating the Company’s financial performance, the CODM reviews the US GAAP financial statements, forecasts, budgets, and the cash position of the Company in deciding whether to reinvest in the Vegan Silk Technology Platform segment or into other parts of the entity, such as making acquisitions or to pay dividends.
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
In March 2023, Silicon Valley Bank, a division of First Citizens Bank (“SVB”) failed and Federal Deposit Insurance Corporation (“FDIC”) took control of SVB. The Company maintains a significant amount of cash, cash equivalents, and restricted cash in SVB, and the Company’s deposits at this institution exceeds the insured limits. The Federal Reserve subsequently announced that account holders would be made whole and the Company was able to access all of the cash held at SVB. There is no guarantee that the Federal Reserve Board, the U.S. Treasury Department and the FDIC will provide access to uninsured funds in the future in the event of the closure of any other banks or financial institutions in a timely fashion or at all. Any inability to access or delay in accessing these funds could adversely affect the Company’s business, financial position, and liquidity.
The Company is dependent on a sole supplier for certain manufacturing activities for its Vegan Silk Technology Platform products. An interruption in the supply of these materials could impact the Company’s ability to commercialize and manufacture inventory.
During the years ended December 31, 2024 and 2023, separate single customers represented 88% and 99% of total revenue, respectively, which the Company attributes primarily to the fact that its commercial sales were in their early stages and total revenue for each of the years ended December 31, 2024 and 2023 was $1.4 million and $3.4 million, respectively. The Company had $0.9 million and zero outstanding customer accounts receivable as of December 31, 2024, and 2023, respectively.
Inventory
Inventory consists of finished b-silk powder. Inventory is recorded at the lower of the weighted average cost and net realizable value using the specific identification method based on contractual selling price. Write-downs of b-silk inventory are recognized as a charge to cost of revenue. No impairment was recognized during the years ended December 31, 2024 and 2023. The inventory balance at December 31, 2024 and 2023, of $1.8 million and $0.2 million, respectively.

BOLT PROJECTS HOLDINGS, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
3.    SIGNIFICANT ACCOUNTING POLICIES (cont.)
Employee Retention Credits
The Company has accounted for Employee Retention Credits (ERC) as a government grant which analogizes with International Accounting Standards (IAS) 20, Accounting for Government Grants and Disclosure of Government Assistance. IAS 20 indicates that income is recognized when it is considered that there is reasonable assurance the grant will be received and all necessary qualifying conditions, as stated under the ERC program, are met. Under IAS 20, income is recognized on a systematic basis over the periods in which the entity recognizes as expenses the related costs for which the grant is intended to compensate. The Company has elected to account for the credits on a gross basis within the consolidated statements of operations and comprehensive loss.
Deferred Transaction Costs
Deferred transaction costs consist of direct legal, accounting, filing and other fees and costs directly attributable to the Company’s Merger (see Note 4 — Reverse Merger). The Company capitalized deferred transaction costs prior to the close of the Merger and included within the consolidated balance sheet. In August 2024, the Company reclassified all deferred transaction costs related to the Merger as a reduction to additional paid-in capital to offset the proceeds received upon the closing of the Merger. The deferred transaction costs were zero and $16.2 million as of December 31, 2024 and 2023, respectively.
Long-Lived Assets and Impairment Assessment
The Company reviews its depreciable long-lived assets, such as property and equipment, for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. An impairment loss may be recognized when the undiscounted cash flows expected to be generated by a long-lived asset (or asset group) are less than its carrying value. Any required impairment loss would be measured as the amount by which the asset’s (or asset group’s) carrying value exceeds its fair value and would be recorded as a reduction in the carrying value of the related asset and reflected in the consolidated statements of operations and comprehensive loss. No impairment charges were recorded on any long-lived assets during the year ended December 31, 2024.
In April 2023, the Company discontinued the production of Mylo due to the failure of several financing initiatives. As the Company had no alternative use for the Mylo-related assets and expected no resale value, the Company fully impaired these assets. Accordingly, the Company recorded $10.2 million of impairment expense of fixed assets relating to this event during the year ended December 31, 2023.
In May 2023, the Company temporarily discontinued its research and development operations in California due to continuing projected negative cash flows and a lack of alternative sources of financing. The overall assets of the Company were no longer considered to provide future cash flows (with the exception of right-of-use (“ROU”) assets intended to be subleased), and the resale value of the Company's assets was not considered material. Accordingly, the Company fully impaired its fixed assets. The Company recorded $9.1 million impairment expense of long-lived assets relating to this event during the year ended December 31, 2023.
Embedded Derivative Evaluation
The Company evaluates the terms of its debt instruments to determine if any identified embedded features, including embedded conversion options, are required to be bifurcated and accounted for separately as a derivative financial instrument. In circumstances where a host instrument contains more than one embedded derivative instrument, including a conversion option, that is required to be bifurcated, the bifurcated derivative instruments would be accounted for as a single, compound derivative instrument. Any identified embedded derivatives are initially recorded at fair value and are revalued at each reporting date with changes in the fair value reported as non-operating income or expense. If the debt instrument contains embedded derivative features that are required to be bifurcated and accounted for separately, the total proceeds allocated to the host instruments are first allocated to the fair value of all the bifurcated embedded derivative features. The remaining proceeds, if any, are then allocated to the host instruments themselves, usually resulting in those instruments being recorded at a discount from their face value.

BOLT PROJECTS HOLDINGS, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
3.    SIGNIFICANT ACCOUNTING POLICIES (cont.)
Convertible Notes
Convertible notes are regarded as hybrid instruments, consisting of a liability component and an equity component. The Company determined that it is eligible for the fair value option election in connection with the convertible notes (“Convertible Notes”) under the PIPE Subscriber note purchase agreements ("Bridge NPA") issued in October 2023, in February 2024, in June 2024, and in July 2024, and the Ginkgo NPA Amendment issued in December 2023 (see Note 8 — Borrowings and Other Financing Arrangements) as each instrument met the definition of a “recognized financial liability” which is an acceptable financial instrument eligible for the fair value option under ASC 825-10-15-4 and do not meet the definition of any of the financial instruments found within ASC 825-10-15-5 that are not eligible for the fair value option. Therefore, the Company elected to apply the fair value option to account for the Convertible Notes upon issuance. Accordingly, no features of the Convertible Notes are bifurcated and separately accounted for. At the date of issuance, the fair value for each instrument is derived from the instrument’s implied discount rate at inception. The Convertible Notes will be subsequently remeasured at each reporting period until its maturity, prepayment or conversion. The change in fair value of the convertible notes is recognized in the consolidated statements of operations and comprehensive loss as the remeasurement of the convertible notes. Additionally, all issuance costs incurred in connection with the Convertible Notes were expensed during the period the debt is acquired and were included in general and administrative expenses within the consolidated statement of operations and comprehensive loss.
Shared-Based Termination Liability
The shared-based termination liability is recorded for contract termination costs when the Company terminates a contract or stops using the product or service covered by the contract in exchange for an issuance of the new public company shares. The new public company shares are not considered to be indexed to the Company’s own shares at the time the termination occurred. Therefore, the share-based termination is classified as a liability as it does not qualify for the scope exception for derivative accounting under ASC 815-10. The shared-based termination liability is initially recorded at fair value on the termination date and remeasured at fair value each balance sheet date with the offset adjustments recorded in remeasurement of share-based termination liability within the consolidated statements of operations and comprehensive loss (see Note 5 — Fair Value Measurements).
Leases
The Company elected the practical expedient related to lease and non-lease components, as an accounting policy election for all asset classes, which allows a lessee to not separate non-lease from lease components and instead account for consideration paid in a contract as a single lease component. As such, base rent along with any additional fixed costs paid to the landlord are capitalized as part of the ROU asset. The Company did not elect the practical expedient related to hindsight analysis which allows a lessee to use hindsight in determining the lease term and in assessing impairment of the entity’s ROU assets.
The Company has made an accounting policy election not to recognize ROU assets and lease obligations for its short-term leases, which are defined as leases with an initial term of 12 months or less. However, the Company will recognize these lease payments in the consolidated statement of operations on a straight-line basis over the lease term and variable lease payments in the period in which the obligation is incurred. Lease payments for month-to-month leases are recognized as incurred.
Convertible Preferred Stock
The Company records convertible preferred stock at fair value on the dates of issuance, net of issuance costs. The convertible preferred stock were recorded outside of stockholders’ deficit because the preferred shares contained liquidation features outside of the Company’s control.
The carrying values of the historical convertible preferred stock are adjusted to their liquidation preferences if and when it becomes probable that such a liquidation event will occur. The Company did not adjust the carrying values of the convertible preferred stock to the liquidation preferences of such shares because it is uncertain whether or when an event would occur that would obligate the Company to pay the liquidation preferences to holders of shares of convertible preferred stock.

BOLT PROJECTS HOLDINGS, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
3.    SIGNIFICANT ACCOUNTING POLICIES (cont.)
The Company also evaluated the features of its convertible preferred stock to determine if the features require bifurcation from the underlying shares by evaluating whether they are clearly and closely related to the underlying shares and if they do, or do not, meet the definition of a derivative.
Immediately prior to the consummation of the Merger in August 2024, each share of Legacy Bolt Convertible Preferred Stock automatically converted into shares of Common stock of Legacy Bolt in accordance with the Merger Agreement (see Note 10 — Convertible Preferred Stock).
Common Stock Warrants

The Company accounts for common stock warrants as equity if the contract requires physical settlement or net physical settlement or if the Company has the option of physical settlement or net physical settlement and the warrants meet the requirements to be classified as equity. Common stock warrants classified as equity are initially measured at fair value using the Black-Scholes-Merton (“Black-Scholes") option-pricing model using various inputs, including Company estimates of expected stock price volatility, term, risk-free rate and future dividends, on the issuance date and are not subsequently remeasured.
The Company accounts for common stock warrants as a liability if the Company can be required under any circumstances to settle the warrant by transferring cash or other assets. Common stock warrants classified as liabilities are initially recorded at fair value using the Black-Scholes option-pricing model on the issuance date and remeasured at fair value each balance sheet date with the offset adjustments recorded in remeasurement of common stock warrant liability within the consolidated statements of operations and comprehensive loss.
Convertible Preferred Stock Warrants

The Company records convertible preferred stock warrants issued as freestanding warrants as non-current liabilities in the consolidated balance sheets at their estimated fair value. At initial recognition, the warrants were recorded at their estimated fair value calculated using an option model. The warrants were subject to re-measurement at each balance sheet date, and any change in fair value was recognized in the remeasurement of convertible preferred stock warrant liability on the consolidated statements of operations and comprehensive loss. Immediately prior to the consummation of the Merger in August 2024, each issued and outstanding convertible preferred stock warrant to purchase Legacy Bolt Convertible Preferred Stock converted into a warrant to purchase shares of the Company’s Common stock. After the Private Warrants Conversion, Private Warrants are indexed to the Company’s own stock, and they were therefore reclassed into equity classified instruments (see Note 9 — Warrants).

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

Level 1—Quoted prices (unadjusted) in active markets that are accessible at the measurement date for identical assets or liabilities.
Level 2—Observable inputs other than quoted prices included within Level 1, including quoted prices for similar assets or liabilities in active markets; quoted prices for identical or similar assets or liabilities in markets that are not active; and inputs other than quoted prices that are observable or are derived principally from, or corroborated by, observable market data by correlation or other means.
Level 3—Unobservable inputs are used when little or no market data is available.

BOLT PROJECTS HOLDINGS, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
3.    SIGNIFICANT ACCOUNTING POLICIES (cont.)
The level in the fair value hierarchy within which a fair value measurement in its entirety falls is based on the lowest-level input that is significant to the fair value measurement in its entirety.
Financial assets and liabilities held by the Company measured at fair value on a recurring basis at December 31, 2024 include public placement warrant liability, and related party private placement warrant liability. Financial assets and liabilities held by the Company measured at fair value on a recurring basis at December 31, 2023 include share-based termination liability, convertible notes, convertible preferred stock warrant liability, public placement warrant liability, and related party private placement warrant liability (see Note 5 – Fair Value Measurements).
The Company’s long-term debt, non-current is classified within Level 2 of the fair value hierarchy and the carrying value approximates the fair values as the interest rate on the term loans are based on a rate, which reflects terms similar to those the Company could currently secure in the open market (see Note 8 — Borrowings and Other Financing Arrangements).
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
In arrangements where another party is involved in providing products to a customer, the Company evaluates whether it acts as a principal or agent in the transaction. To the extent the Company acts as the principal, revenue is reported on a gross basis. To the extent the Company acts as the agent, revenue is reported on a net basis. In this evaluation, the Company considers if the Company obtains control of the specified goods or services before they are transferred to the customer, as well as other indicators such as the party primarily responsible for fulfillment, inventory risk, and discretion in establishing price. For the years ended December 31, 2024 and 2023, the Company has determined it is acting as the principal in its revenue arrangements due to the Company being primarily responsible for fulfillment of the arrangement and having discretion in establishing the price.
The timing of revenue recognition may differ from the timing of invoicing to customers, and these timing differences result in receivables (billed or unbilled), contract assets, or contract liabilities (deferred revenue) on the Company’s consolidated balance sheets. The Company records a contract asset when revenue is recognized prior to the right to invoice, or deferred revenue when revenue is recognized subsequent to invoicing. The Company had zero contract assets as of December 31, 2024, and December 31, 2023.
Cost of Revenue
Cost of revenue consists of all the costs to manufacture, warehouse, and ship b-silk powder. These costs include contract manufacturers and inbound freight, internal and external quality assessments of work-in-process and finished goods inventory, warehousing, packing and shipping supplies, and inventory impairment. These costs exclude depreciation expense as the Company does not hold any material property and equipment that is directly used to support the manufacturing of the goods sold.
Research and Development
Research and development costs consist primarily of personnel-related costs, including salaries, employee benefits, stock-based compensation, both external research and development costs and external product and operations

BOLT PROJECTS HOLDINGS, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
3.    SIGNIFICANT ACCOUNTING POLICIES (cont.)
costs incurred under agreements with contract research and other professional services organizations, lab supplies, software and maintenance, and allocated depreciation of property and equipment and lease expenses for both pilot plant and factory facilities.
Sales and Marketing
Sales and marketing expenses consist primarily of personnel-related costs, including salaries, employee benefits, and stock-based compensation, marketing expenses, and allocated lease expenses for facilities.
General and Administrative
General and administrative expenses consist primarily of personnel-related costs, including salaries, employee benefits, and stock-based compensation, professional services fees, software, and allocated depreciation of property and equipment and lease expenses for facilities.
Stock-Based Compensation
The Company grants options to employees and non-employees with an exercise price equal to the fair value of the shares at the date of grant. The Company recognizes the cost of employee and non-employee services received in exchange for stock options (both service-vested and performance milestone-vested) based on the fair value of those awards at the date of grant over the requisite service period. The fair value of the stock option is determined using the Black-Scholes option-pricing model.
The Company also grants restricted stock units (“RSUs”) to employees and non-employees, which were subject to vesting upon the satisfaction of both a service-based condition or performance milestone(s)-based condition and a liquidity event condition. The liquidity event condition was deemed satisfied upon the Closing of the Merger. The fair value of RSUs is determined based on the of the Company’s estimated fair value of common stock at the date of grant. As of December 31, 2024 and 2023, the Company recorded $17.0 million and zero stock-based compensation expense for the RSUs, respectively. The Company elects to account for forfeitures as they occur and, upon forfeiture of an award prior to vesting, the Company reverses any previously recognized compensation expense related to that award.
Income Taxes
The Company accounts for income taxes using the asset and liability method, which requires the recognition of deferred tax assets and liabilities for the expected future tax consequences of events that have been recognized in its consolidated financial statements or tax returns. In addition, deferred tax assets are recorded for the future benefit of utilizing net operating losses and research and development credit carryforwards. Valuation allowances are provided when necessary to reduce deferred tax assets to the amount expected to be realized.
Significant judgment is required in determining any valuation allowance recorded against deferred tax assets. In assessing the need for a valuation allowance, the Company considers all available evidence, including past operating results, estimates of future taxable income, and the feasibility of tax planning strategies. In the event that the Company changes its determination as to the amount of deferred tax assets that can be realized, it will adjust the valuation allowance with a corresponding impact to the provision for income taxes in the period in which such determination is made.
The Company applies the authoritative accounting guidance prescribing a threshold and measurement attribute for the financial recognition and measurement of a tax position taken or expected to be taken in a tax return. The Company recognizes liabilities for uncertain tax positions based on a two-step process. The first step is to evaluate the tax position for recognition by determining if the weight of available evidence indicates that it is more likely than not that the position will be sustained on audit, including resolution of related appeals or litigation processes, if any. The second step requires the Company to estimate and measure the tax benefit as the largest amount that is more likely than not to be realized upon ultimate settlement.

BOLT PROJECTS HOLDINGS, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
3.    SIGNIFICANT ACCOUNTING POLICIES (cont.)
Foreign Currency Translation
Functional and reporting currency
Items included in the consolidated financial statements of each of the Company’s entities are measured using the currency of the primary economic environment in which the entity operates (“the functional currency”).
The reporting currency for these consolidated financial statements is the U.S. dollar.
Transactions in foreign currency
Transactions made in a currency other than the functional currency are remeasured to the functional currency at the exchange rates on the dates of the transactions. Monetary assets and liabilities denominated in foreign currencies at the reporting date are remeasured to the functional currency at the exchange rate on that date and non-monetary assets and liabilities are remeasured at historical rates. Foreign exchange gains and losses are recorded within other income (expense), net on the consolidated statements of operations and comprehensive loss. As of December 31, 2024 and 2023, the Company recorded immaterial foreign currency translation gain (loss).
Translation to reporting currency
For the subsidiary whose functional currency is not the U.S. dollar, assets and liabilities are translated at exchange rates in effect as of the balance sheet date. Revenues and expenses are translated at average exchange rates in effect during the year. Reporting currency translation adjustments are recorded within accumulated other comprehensive income, a separate component of stockholders’ deficit.
Net Income (Loss) Per Share Attributable to Common Stockholders
Basic net income (loss) per share attributable to common stockholders is calculated by dividing the net income (loss) attributable to common stockholders by the weighted-average number of shares of common stock outstanding for the period, without consideration for potential dilutive securities. Diluted net income (loss) per share is computed by dividing the net income (loss) attributable to common stockholders by the weighted-average number of common shares and common share equivalents of potentially dilutive securities outstanding for the period. For purposes of the diluted net income (loss) per share calculation, convertible preferred stock, convertible preferred stock warrants, common stock warrants, share-based termination liability, vested not settled RSUs, and common stock options are considered to be potentially dilutive securities.
Recent Accounting Pronouncements
Accounting Pronouncements Not Yet Adopted
In December 2023, the FASB issued ASU 2023-09, Income Taxes (Topic 740): Improvements to Income Tax Disclosures, which provides qualitative and quantitative updates to the rate reconciliation and income taxes paid disclosures, among others, in order to enhance the transparency of income tax disclosures, including consistent categories and greater disaggregation of information in the rate reconciliation and disaggregation by jurisdiction of income taxes paid. The amendments in ASU 2023-09 are effective for fiscal years beginning after December 15, 2024, with early adoption permitted. The amendments should be applied prospectively; however, retrospective application is also permitted. The Company is currently in the process of reviewing the guidance and evaluating its impact on its consolidated financial statements.
New Accounting Pronouncements Adopted
On November 2023, the FASB issued ASU 2023-07 – Segment Reporting (Topic 280) – Improvements to Reportable Segment Disclosures, which introduce key amendments to enhance disclosures for public entities’ reportable segments. The amendments require disclosure of significant segment expenses that are regularly provided CODM and included within each reported measure of segment profit or loss, an amount and description of its composition for other

BOLT PROJECTS HOLDINGS, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
3.    SIGNIFICANT ACCOUNTING POLICIES (cont.)
segment items to reconcile to segment profit or loss, and the title and position of the entity’s CODM. The amendments also expand the interim segment disclosure requirements. The improved disclosure requirements apply to all public entities that are required to report segment information, including those with only one reportable segment. ASU 2023-07 is effective for fiscal years beginning after December 15, 2023, and interim periods within fiscal years beginning after December 15, 2024, with early adoption permitted and requires retrospective application to all prior periods presented in the financial statements. The Company adopted the guidance in the fiscal year beginning January 1, 2024 and there was no impact on the Company’s reportable segments identified. Additional required disclosures have been added (see Note 3 - Significant Accounting Policies - Segment Disclosures).

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
In February 2024, concurrently with the execution of the Second Bridge Convertible Notes (see Note 8 – Borrowings and Other Financing Arrangements), the PIPE Subscribers, including the Sponsor, entered into the First Amendment to the Original PIPE Subscription Agreements with GAMC. Pursuant to the amendment, the gross proceeds from the Second Bridge Convertible Notes of $5.0 million counted towards the commitments for the purchase of PIPE shares under the Original PIPE Subscription Agreements on a dollar-for-dollar basis.
In June 2024, concurrently with the execution of the Third Bridge Convertible Notes (see Note 8 – Borrowings and Other Financing Arrangements), the PIPE Subscribers, including the Sponsor, entered into amendment to the PIPE Subscription Agreements with GAMC. Pursuant to the amendment, the gross proceeds from the Third Bridge Convertible Notes of $17.7 million counted towards the commitments for the purchase of PIPE shares under the Original PIPE Subscription Agreements on a dollar-for-dollar basis.
After the Closing Date, certain PIPE subscribers did not purchase the PIPE Shares related to the PIPE Financing, totaling $0.5 million. The remaining PIPE Subscribers purchased 470,120 PIPE Shares related to the PIPE Financing for total gross proceeds of $4.7 million.
As discussed in Note 1, the Merger was completed on August 13, 2024. Pursuant to the Company’s restated and amended certificate of incorporation, as amended on August 13, 2024, the Company is authorized to issue 500,000,000 shares of Common stock, par value of $0.0001, and 50,000,000 shares of preferred stock, par value $0.0001. The holders of shares of Common stock are entitled to one vote for each share held. The preferred stock is non-voting. No shares of preferred stock were issued and outstanding at December 31, 2024.
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

BOLT PROJECTS HOLDINGS, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
4.    REVERSE MERGER (cont.)
Immediately prior to the Effective Time, each share of Legacy Bolt Convertible Preferred Stock and each Legacy Bolt Convertible Note (see Note 8 – Borrowings and Other Financing Arrangements) automatically converted into shares of common stock of Legacy Bolt in accordance with the Merger Agreement and the Bridge NPA (see Note 8 - Borrowings and Other Financing Arrangements). In addition, each Legacy Bolt Bridge Warrant (see Note 9 – Warrants) was automatically net exercised into shares of common stock of Legacy Bolt in accordance with the Warrant Agreement.
As a result of the Merger, among other things (1) all issued and outstanding shares of Legacy Bolt common stock as of immediately prior to the Closing (including Legacy Bolt common stock resulting from the Legacy Bolt Convertible Preferred Stock conversion, resulting from the Legacy Bolt Convertible Notes conversion, and resulting from the Legacy Bolt Bridge Warrants net exercise), were exchanged at an exchange ratio of 0.29489 (the “Exchange Ratio”) for an aggregate of 23,172,271 shares of the Company’s Common stock; (2) each issued and outstanding warrant to purchase Legacy Bolt Convertible Preferred Stock converted into a warrant to purchase shares of the Company’s Common stock (the “Private Warrant”), with each warrant subject to the same terms and conditions as were applicable to the original warrant and having an exercise price and number of shares of Common stock purchasable based on the Exchange Ratio and other terms contained in the Merger Agreement; (3) each issued and outstanding stock option to purchase Legacy Bolt common stock converted into a stock option to purchase shares of the Company’s Common stock, with each option subject to the same terms and conditions as were applicable to the original Legacy Bolt option and with an exercise price and number of shares of the Company’s Common Stock purchasable based on the Exchange Ratio and other terms contained in the Merger Agreement; and (4) each issued and outstanding Legacy Bolt RSU award converted into a RSU award to receive shares of the Company’s Common stock, with each RSU award subject to the same terms and conditions as were applicable to the Legacy Bolt RSU award, and with the number of shares of the Company’s Common stock to which the RSU award converted based on the Exchange Ratio and other terms contained in the Merger Agreement.
As discussed in Note 1, the Merger was accounted for as a reverse recapitalization in accordance with U.S. GAAP. Under this method of accounting, GAMC was treated as the acquired company and Legacy Bolt was treated as the accounting acquirer for accounting purposes. Accordingly, all historical financial information presented in the consolidated financial statements represents the accounts of Legacy Bolt and its wholly owned subsidiaries. Net assets were stated at historical cost consistent with the treatment of the Merger as a reverse recapitalization of Legacy Bolt.
In accounting for the Merger and after redemptions, the gross proceeds received by the Company totaled $5.3 million. The table below shows the gross proceeds from the Merger and the PIPE Financing (in thousands):

Amount
Cash – GAMC trust and cash (net of redemption)	$567
Cash – PIPE Financing	4,701
Total gross proceeds	$5,268
Transaction costs consist of direct legal, accounting and other fees relating to the consummation of the Merger. Legacy Bolt transaction costs specific and directly attributable to the Merger totaled $11.6 million. These costs were initially capitalized as incurred in deferred offering costs on the consolidated balance sheets. Upon the Closing, transaction costs related to the issuance of shares were recorded as a reduction to additional paid-in capital.
The number of shares of Common stock issued immediately following the consummation of the Merger was as follows:

BOLT PROJECTS HOLDINGS, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
4.    REVERSE MERGER (cont.)

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
5.    FAIR VALUE MEASUREMENTS
Fair value accounting is applied for all financial assets and liabilities that are recognized or disclosed at fair value in the consolidated financial statements on a recurring basis.
The table below presents the Company’s liabilities measured at fair value on a recurring basis aggregated by the level in the fair value hierarchy as of December 31, 2024 (in thousands):

	Level 1	Level 2	Level 3	Total
Liabilities:
Public placement warrant liability	$—	$—	$267	$267
Related party private placement warrant liability	—	—	133	133
Long-term debt, non-current	$—	$13,186	$—	$13,186
Total liabilities	$—	$13,186	$400	$13,586
The table below presents the Company’s assets and liabilities measured at fair value on a recurring basis aggregated by the level in the fair value hierarchy as of December 31, 2023 (in thousands):

	Level 1	Level 2	Level 3	Total
Liabilities:
Convertible notes, current	$—	$—	$15,604	$15,604
Related party convertible notes, current	—	—	2,133	2,133
Shared-based termination liability	—	—	6,349	6,349
Convertible preferred stock warrant liability	—	—	203	203
Long-term debt, non-current	—	$13,340	$—	$13,340
Total liabilities	$—	$13,340	$24,289	$37,629
The Company’s convertible notes, current, related party convertible notes, current, share-based termination liability, public placement warrant liability, related party private placement liability, and preferred stock warrant liabilities are classified as Level 3 in the fair value hierarchy as the valuations are based on unobservable inputs, which reflect the Company’s own assumptions incorporated in valuation techniques used to determine fair value; further discussion of these

BOLT PROJECTS HOLDINGS, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
5.    FAIR VALUE MEASUREMENTS (cont.)
assumptions is set forth below. There were no transfers into or out of Level 3 of the fair value hierarchy during the periods presented.
Changes in the fair value measurement of Level 3 liabilities are related mainly to unrealized gains (losses) resulting from remeasurement each period and are reflected in the consolidated statements of operations and comprehensive loss.
Public Placement Warrant Liability
In connection with the Merger, the Company assumed the Public Placement Warrants (see Note 9 – Warrants) to purchase the Company’s Common stock. The Company accounts for the Public Placement Warrants as a liability in accordance with ASC 815-40-15 since the Public Placement Warrants do not meet the criteria for equity treatment and must be recorded as liabilities. This liability is subject to remeasurement at each balance sheet date until exercised. The fair value of the public placement liability at December 31, 2024 was determined using the Monte Carlo simulation model. The public placement warrant liability represents a Level 3 measurement within the fair value hierarchy as it has been valued using some unobservable inputs.

Related Party Private Placement Warrant Liability
In connection with the Merger, the Company assumed the Private Placement Warrants (see Note 9 – Warrants) to purchase the Company’s Common stock, which were issued to the Sponsor, a related party. The Company accounts for the Private Placement Warrants as a liability in accordance with ASC 815-40-15 since the Private Placement Warrants do not meet the criteria for equity treatment and must be recorded as liabilities. This liability is subject to remeasurement at each balance sheet date until exercised. The fair value of the related party private placement warrant liability at December 31, 2024 was determined using the Monte Carlo simulation model. The related party private placement warrant liability represents a Level 3 measurement within the fair value hierarchy as it has been valued using unobservable inputs.

Convertible notes
The Company concluded that the Convertible Notes and its related features are within the scope of ASC 825, Financial Instruments, as a combined financial instrument, and the Company elected the fair value option where changes in fair value of the convertible notes are measured through the accompanying consolidated statement of operations and comprehensive loss until settlement. The Convertible Notes liability represents a Level 3 measurement within the fair value hierarchy as it has been valued using certain unobservable inputs. These inputs include the underlying fair value of the equity instrument into which the Convertible Notes are convertible. The fair value is based on significant inputs not observable in the market, namely potential financing scenarios, the likelihood of such scenarios, the expected time for each scenario to occur, and the required market rates of return utilized in modeling these scenarios.
Share-based termination liability
The fair value of the share-based termination liability at December 31, 2023 was determined based on the expected exchange fair value of the Company’s common stock using the probability weighted expected return method (“PWERM”). The PWERM method is a scenario-based methodology that estimates the fair value of equity securities based upon an analysis of future values of the Company, assuming various outcomes. The significant inputs to the PWERM methodology included rights and preferences of each class of Company’s shares, the Company’s assumptions related to the expected timing of a liquidation event, lack of marketability and the Company’s estimated equity value and volatility on the valuation date, which are based on management’s analysis of comparable publicly traded peer companies. There was no shared-based termination liability as of December 31, 2024.
Convertible preferred stock warrant liability
The fair value of the convertible preferred stock warrant liability as of December 31, 2023 was determined using the PWERM. There was no convertible preferred stock warrant liability as of December 31, 2024.

BOLT PROJECTS HOLDINGS, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
5.    FAIR VALUE MEASUREMENTS (cont.)
Change in fair value of Level 3 liabilities
The change in the fair value of the Level 3 liabilities during the years ended December 31, 2024 and 2023 was as follows (in thousands):

Public placement warrant liability
Balance at January 1, 2024	$—
Warrants assumed from the Merger	25,174
Change in estimated fair value	(24,907)
Balance at December 31, 2024	$267

The change in fair value of the Public Placement Warrants is recognized in the consolidated statements of operations and comprehensive loss as the remeasurement of the public placement warrant liability of $24.9 million and zero for the years ended December 31, 2024 and 2023, respectively.

Related party private placement warrant liability
Balance at January 1, 2024	$—
Warrants assumed from the Merger	13,134
Change in estimated fair value	(13,001)
Balance at December 31, 2024	$133

The change in fair value of the Private Placement Warrants is recognized in the consolidated statements of operations and comprehensive loss as the remeasurement of the related party private placement warrant liability of $13.0 million and zero for the years ended December 31, 2024 and 2023, respectively.

Convertible notes, current
Balance at January 1, 2023	$—
Note issuance during the period	15,323
Change in estimated fair value	281
Balance at January 1, 2024	$15,604
Note issuance during the period	17,559
Loss on extinguishment	22,183
Change in estimated fair value	31,664
Conversion into common stock	$(87,010)
Balance at December 31, 2024	$—
The change in fair value of the convertible notes is recognized in the consolidated statements of operations and comprehensive loss as the remeasurement of the convertible notes totaling loss of $31.7 million and $0.3 million for the

BOLT PROJECTS HOLDINGS, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
5.    FAIR VALUE MEASUREMENTS (cont.)
years ended December 31, 2024 and 2023, respectively. There was no change in fair value attributable to the instrument-specific credit risk for the years ended December 31, 2024 and 2023.

Related party convertible notes, current
Balance at January 1, 2023	$—
Note issuance during the period	2,018
Change in estimated fair value	115
Balance at January 1, 2024	$2,133
Note issuance during the period	5,084
Loss on extinguishment	4,176
Change in estimated fair value	3,752
Conversion into common stock	(15,145)
Balance at December 31, 2024	$—
The change in fair value of the related party convertible notes is recognized in the consolidated statements of operations and comprehensive loss as the remeasurement of the related party convertible notes totaling loss of $3.8 million and $0.1 million for the years ended December 31, 2024 and 2023, respectively. There was no change in fair value attributable to the instrument-specific credit risk for the years ended December 31, 2024 and 2023.

Share-based termination liability
Balance at January 1, 2023	$—
Addition during the period	6,053
Change in estimated fair value	296
Balance at January 1, 2024	$6,349
Change in estimated fair value	979
Liability settlement due to issuance of common stock	$(7,328)
Balance at December 31, 2024	$—
The change in fair value of the share-based termination liability is recognized in the consolidated statements of operations and comprehensive loss as the remeasurement of the share-based termination liability totaling loss of $1.0 million and $0.3 million for the years ended December 31, 2024 and 2023, respectively.

Convertible preferred stock warrants liability
Balance at January 1, 2023	$330
Change in estimated fair value	(127)
Balance at January 1, 2024	$203
Change in estimated fair value	(6)
Conversion into Private Warrants	(197)
Balance at December 31, 2024	—

BOLT PROJECTS HOLDINGS, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
5.    FAIR VALUE MEASUREMENTS (cont.)
The change in fair value of the convertible preferred stock warrants is recognized in the consolidated statements of operations and comprehensive loss as the remeasurement of the convertible preferred stock warrant liability totaling a gain of $0.01 million and $0.1 million for the years ended December 31, 2024 and 2023, respectively.
6.    SIGNIFICANT BALANCE SHEET COMPONENTS
Prepaid Expenses and Other Current Assets
Prepaid expenses and other current assets as of December 31, 2024 and 2023, consisted of the following (in thousands):

	2024	2023
Prepaid expenses	$1,200	$1,461
Deposits	46	149
Other current assets	1,347	1,893
Total prepaid expenses and other current assets	$2,593	$3,503
The Company has recorded $1.2 million and $1.8 million of Employee Retention Credits (“ERC”) as other current assets, which are included in prepaid expenses and other current assets in the consolidated balance sheets as of December 31, 2024 and 2023, respectively; and zero and $1.8 million in other income in the consolidated statements of operations and comprehensive loss for the years ended December 31, 2024 and 2023, respectively. Under the Coronavirus Aid, Relief, and Economic Security Act (the “CARES Act”), the ERC is a refundable payroll tax credit for businesses and tax-exempt organizations that were affected during the COVID-19 pandemic. Eligible businesses, both for-profit and not-for-profit, that experienced a “significant” decline in gross receipts in any quarter (more than 50% decrease in 2020 from 2019, and more than 20% in 2021) could receive a quarterly refundable payroll tax credit. The Company believes it has reasonably assured qualification and submitted for refunds under the ERC program.
Property and Equipment, net
Property and equipment, net as of December 31, 2024 and 2023, consisted of the following (in thousands):

	2024	2023
Equipment	23	—
Total property and equipment	$23	$—
Less accumulated depreciation	(2)	—
Total property and equipment, net	$21	$—
Depreciation expense for the year ended December 31, 2024 was immaterial and for year ended December 31, 2023, was $1.1 million. The depreciation expense is presented within operating expenses. Depreciation expense is excluded from cost of revenue.
Other Non-Current Assets
Other non-current assets as of December 31, 2024 and 2023, consisted of the following (in thousands):

	2024	2023
Prepaid expenses, non-current	$3,474	$3,368
Total other non-current assets	$3,474	$3,368

BOLT PROJECTS HOLDINGS, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
6.    SIGNIFICANT BALANCE SHEET COMPONENTS (cont.)
The prepaid expenses, non-current balance as of December 31, 2024 and 2023 primarily represents the remaining balance of the upfront payment made by the Company in October 2022 for future technical services to be provided by Gingko Bioworks, Inc. (“Gingko”) (see Note 8 — Borrowings and Other Financing Arrangements).
Accrued Expenses and Other Current Liabilities
Accrued expenses and other current liabilities as of December 31, 2024 and 2023, consisted of the following (in thousands):

	2024	2023
Accrued professional services	$2,091	$714
Accrued payroll and benefits	205	304
Accrued interest expense	659	9
Other accrued expenses	544	26
Total accrued expenses and other current liabilities	$3,499	$1,053
7.    SHARE-BASED TERMINATION LIABILITY
In September 2023, the Company negotiated a contingent lease termination agreement with its landlord for the Berkeley facility lease (see Note 13 — Leases). As a result of the Company issuing 600,000 shares of the new public company to its landlord after the closing of the merger transaction with GAMC, the Berkeley lease facility was considered terminated as of September 10, 2023 pursuant to the lease termination agreement.
In October 2023, the Company entered into a settlement agreement with a supplier (see Note 14 — Commitments and Contingencies). As a result of the Company paying the supplier $1.0 million and issuing 150,000 shares of the new public company to the supplier after the closing of the merger transaction with GAMC, the Supply Agreement was considered terminated as of July 13, 2023 pursuant to the settlement agreement.
After the Merger consummation in August 2024, the Company issued the 750,000 shares of Common stock to its landlord and its supplier to settle the share-based termination liability during the year ended December 31, 2024.
The following assumptions were used to calculate the fair value of the share-based termination liability as of December 31, 2023:

December 31, 2023
Fair value of common stock(1)	$4.08
Discount rate(2)	15%
Probability(3)	10% – 90%
Exchange ratio(4)	0.482
_________________________________________________________
(1)The fair value of Common Stock was determined by management with the assistance of an independent third-party valuation specialist.
(2)The discount rate was the expected rate of return and was determined by management with the assistance of an independent third-party valuation specialist.
(3)Scenario probability based on timing expectations of management that a qualified offering occurring as of December 31, 2023 was estimated at 90% and no qualified offering occurred was estimated at 10%.
(4)The exchange ratio, as defined in the Company’s business combination agreement, represents the number of new public company shares to be provided in exchange for the shares owned by existing Company shareholders. The exchange ratio is calculated based on the number of shares of the new public company divided by the number of fully diluted shares of the Company.

BOLT THREADS, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
8.    BORROWINGS AND OTHER FINANCING ARRANGEMENTS
Senior Secured Notes
In October 2022, the Company and Ginkgo executed several concurrent agreements including a Senior Secured Note Purchase Agreement (the “Ginkgo Note Purchase Agreement”), an amendment to the 2021 Technical Development Agreement (“2021 TDA”), a 2022 Technical Development Agreement (“2022 TDA”), a Pledge and Security Agreement, and Trademark and Patent Security Agreements (see Note 14 — Commitments and Contingencies).
Under the terms of the Ginkgo Note Purchase Agreement, the Company issued and sold to Ginkgo and Ginkgo agreed to purchase senior secured notes (the “Senior Secured Notes”) on October 14, 2022 (the “Notes Issuance Date”), in the aggregate original stated principal amount of $30 million. Upon its execution, the Ginkgo Note Purchase Agreement required the Company to pay Ginkgo $10.0 million as an upfront payment for future technical services to be provided by Ginkgo under the 2022 TDA. The remainder of the proceeds from the Senior Secured Notes issuance may be used by the Company for working capital and general corporate purposes. The Senior Secured Notes initially matured on October 14, 2024 (the “Maturity Date”) or earlier upon an event of default as defined by the Ginkgo Note Purchase Agreement.
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
Principal payments were initially due quarterly, starting in the first quarter subsequent to a qualified equity issuance, as defined in the Ginkgo Note Purchase Agreement, for cash proceeds greater than or equal to $50.0 million (defined as the “Amortization Date”), through the Maturity Date. As of December 31, 2024, $0.5 million in principal payments have been made under the Ginkgo Note Purchase Agreement. Senior Secured Notes issued under the Ginkgo Note Purchase Agreement, once repaid or prepaid, may not be reborrowed. The Senior Secured Notes may be prepaid at any time without penalty or premium.
The Senior Secured Notes are collateralized by substantially all of the Company’s assets, and each of its legal subsidiaries’ tangible and intangible assets. The Senior Secured Notes contain customary covenants and events of default. Additionally, the Senior Secured Notes contains subjective acceleration clauses to accelerate the maturity date of the Senior Secured Notes in the event that a material adverse change has occurred within the business, operations, or financial condition of the Company. As of December 31, 2024, the Company believes that the likelihood of the acceleration of the maturity date due to the subjective acceleration clauses is remote.
In December 2023, the Company entered into an amendment to modify the Ginkgo Note Purchase Agreement (“Ginkgo NPA Amendment”). Under the terms of the modification, $10.0 million of outstanding principal was exchanged for a $10.0 million convertible note (“Gingko Convertible Note”), which is subjected to the terms of the Bridge NPA as discussed in the next section. The remaining $20.0 million of outstanding principal, $0.1 million of unamortized issuance costs, and accrued interest of $1.7 million related to the outstanding principal, were exchanged for amended senior secured notes with a principal balance of $11.8 million (the “Amended Senior Note”), a nonexclusive right to license the Company's intellectual property relating to Mylo (“IP Transfer”), and a reduction of the prepaid balance relating to the 2022 TDA by $5.4 million (collectively, the “2023 Ginkgo Amendment”). The Amended Senior Note increased the interest rate from the Senior Secured Notes from the existing rate of treasury rate plus 6% per annum to a fixed rate of 12% per annum. In addition, the Amended Senior Note extended the maturity date from October 14, 2024 per the Senior Secured Notes to December 31, 2027. The Company evaluated the Ginkgo NPA Amendment and determined that it was required to be accounted for as a troubled debt restructuring in accordance with ASC 470-60, Debt — Troubled Debt Restructurings by Debtors. As a result of the IP Transfer, the Company recognized a gain of $2.5 million in other income (expense), net on the consolidated statement of operations and comprehensive loss during the year ended December 31, 2023. The Company recorded the Amended Senior Note at its net carrying value, which was calculated by taking the carrying value of the Senior Secured Notes immediately prior to the 2023 Ginkgo Amendment and reducing it by the fair value of assets

BOLT PROJECTS HOLDINGS, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
8.    BORROWINGS AND OTHER FINANCING ARRANGEMENTS (cont.)
transferred. The future undiscounted cash payments related to principal and interest exceed the carrying value of the Amended Senior Note upon issuance. Therefore, the Company did not record a gain on the restructuring of the Senior Secured Notes, and fees paid to third parties were expensed as incurred. The Company calculates and records interest expense on the Amended Senior Note using the effective interest method.
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
On November 2, 2023, the Company entered into a Limited Waiver to Senior Secured Note Purchase Agreement (the “Second Waiver”) to extend the waiver period of the Initial Waiver through December 31, 2023. On January 30, 2024, the Company entered into a Limited Waiver to Senior Secured Note Purchase Agreement (the “Third Waiver”) to extend the waiver period of the Second Waiver through February 29, 2024. As of December 31, 2024 and 2023, the Company was not aware of any other violations of the covenants.
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
As of December 31, 2023, the total outstanding principal balance under the Amended Senior Note was $11.8 million and had an effective interest rate of 8.3%. The carrying value of the Amended Senior Note was $13.3 million at December 31, 2023 and is included in long-term debt, non-current, in the consolidated balance sheet.
At December 31, 2024, the total outstanding principal balance under the Amended Senior Note was $12.0 million and had an effective interest rate of 8.3%. The carrying value of the Amended Senior Note was $13.2 million at December 31, 2024, and is included in long-term debt, non-current, in the consolidated balance sheet.
For the years ended December 31, 2024 and 2023, interest expense recognized on the Senior Secured Notes and Amended Senior Note was $1.1 million and $3.5 million, respectively. At December 31, 2024 and December 31, 2023, there was $0.4 million and immaterial accrued interest, respectively, that is included within the accrued expenses and other current liabilities in the consolidated balance sheets.

The following table summarizes the Company’s stated debt maturities and future scheduled principal repayments for the Amended Senior Note as of December 31, 2024 (in thousands):

For the year ending December 31,	Amount
2025	$—
2026	—
2027	11,960
Total debt principal payments	11,960
Add: unamortized debt premium	$1,226
Total Amended Senior Notes	$13,186

BOLT PROJECTS HOLDINGS, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
8.    BORROWINGS AND OTHER FINANCING ARRANGEMENTS (cont.)
Bridge Financing Notes
In October 2023, the Company entered into a Merger Agreement with GAMC and Beam Merger Sub, Inc., a wholly owned subsidiary of GAMC (see Note 14 — Commitments and Contingencies). Concurrently with the execution of the Merger Agreement, certain investors (the “PIPE Subscribers”), including the Sponsor (which refers to Golden Arrow Sponsor, LLC), entered into subscription agreements (the “ Original PIPE Subscription Agreements”) with GAMC (see Note 14 — Commitments and Contingencies). In addition, each of the PIPE Subscribers also entered into a Note Purchase Agreement (“Bridge NPA”) with the Company. Pursuant to the Bridge NPA, the Company issued each PIPE Subscriber convertible promissory notes (each, a “Bridge Convertible Note”) in the aggregate original stated principal amount of $7.0 million, out of which $2.0 million was issued to three related parties. The Bridge Convertible Notes accrue interest at 8% per annum, which is compounded quarterly. The Bridge Convertible Notes matured on October 4, 2024.
Upon the closing of a non-qualified financing, the outstanding principal and unpaid accrued interest of each Bridge Convertible Note shall, at the election of the majority Bridge Convertible Note holders, be converted into conversion shares. Upon the closing or series of related closings of a qualified financing, the outstanding principal and unpaid accrued interest of each Bridge Convertible Note shall be automatically and without requiring any PIPE Subscriber’s prior consent or approval converted into conversion shares. Immediately prior to the consummation of the Merger, the outstanding principal and unpaid accrued interest of each Bridge Convertible Note automatically and without requiring any PIPE Subscriber’s prior consent or approval converted into conversion shares. In connection with a Merger transaction, all interest on the Bridge Convertible Notes shall cease to accrue as of a date selected by the Company that is no more than 30 days prior to the consummation of the Merger, which was July 30, 2024.
The conversion price under the non-qualified financing conversion or qualified financing conversion is 80% of the lowest price paid per share for the equity securities sold by the Company in non-qualified financing or qualified financing. The conversion price under the Merger transaction is calculated by dividing 80% of the Company’s equity value of $250.0 million by the Company’s fully-diluted shares.
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
In February 2024, the Company issued to certain PIPE Subscribers convertible promissory notes (each, a “Second Bridge Convertible Note”) in the aggregate original stated principal amount of $5.0 million. The Second Bridge Convertible Notes are subject to the terms of the Bridge NPA. In addition, amounts of Second Bridge Convertible Notes reduced, on a dollar-for-dollar basis, the respective commitments of the PIPE Subscribers under the Original PIPE Subscription Agreements (see Note 4 — Reverse Merger). As such, $2.5 million of deferred transaction costs was recognized as issuance costs in general and administrative expenses within the consolidated statement of operations and

BOLT PROJECTS HOLDINGS, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
8.    BORROWINGS AND OTHER FINANCING ARRANGEMENTS (cont.)
comprehensive loss based on a relative fair value of the Bridge Convertible Notes, the PIPE transaction, and the Second Bridge Convertible Notes.
In June 2024, the Company agreed to issue and sell to certain PIPE Subscribers convertible promissory notes (each, a “Third Bridge Convertible Note”) in the aggregate original stated principal amount of $17.7 million, (including the purchase of an additional $1.4 million of the Third Bridge Convertible Notes by the Sponsor, which was funded on July 1, 2024, and the purchase of an additional $2.4 million of the Third Bridge Convertible Notes by the Sponsor, which was funded on July 24, 2024). The Third Bridge Convertible Notes are subject to the terms of the Bridge NPA and have substantially the same terms as the Bridge Convertible Notes and Second Bridge Convertible Notes, except that the conversion price under the SPAC conversion is calculated by dividing 40% of the Company Value by the Fully-Diluted Shares immediately prior to the conversion. The Company issued and sold to certain PIPE Subscribers, including the Sponsor, the Third Bridge Convertible Notes in the aggregate principal amount of $13.7 million and $4.0 million in June 2024 and July 2024, respectively. In addition, amounts of Third Bridge Convertible Notes reduced, on a dollar-for-dollar basis, the respective commitments of the PIPE Subscribers under the Original PIPE Subscription Agreements and the 2024 PIPE Subscription Agreements (see Note 4 — Reverse Merger). As such, $8.9 million of deferred transaction costs was recognized as issuance costs in general and administrative expenses within the consolidated statement of operations and comprehensive loss based on a relative fair value of the Bridge Convertible Notes, the PIPE transaction, the Second Bridge Convertible Notes, and the Third Bridge Convertible Notes.
In June 2024, the Company entered into the Second Amendment to the Note Purchase Agreement (“Second Bridge NPA”). Pursuant to the Second Bridge NPA, the conversion price for the First Bridge Notes, the Gingko Bridge Note, and the Second Bridge Notes under the SPAC conversion was automatically adjusted from 80% to 40%. The Company evaluated the Second Bridge NPA in accordance with ASC 470-50 and concluded that the amendment should be accounted for as a debt extinguishment because of a substantial change to the conversion feature. The total fair value of the Bridge Convertible Notes, the Gingko Convertible Note, and the Second Bridge Convertible Notes on the date of the amendment was approximately $52.7 million, which resulted in the recognition of a loss on extinguishment of approximately $26.4 million on the Company’s consolidated statement of operations for the year ended December 31, 2024.
As discussed in Note 4, immediately prior to the Effective Time, each Convertible Note automatically converted into shares of Common stock in accordance with the Merger Agreement and the Bridge NPA. Prior to this conversion, the Company remeasured the fair value of the Convertible Notes resulting in a final fair value of $102.2 million by using the conversion price under the Second Bridge NPA. After this conversion, the converted shares reclassed into equity classified instruments. Therefore, the balances for Convertible notes, current and Related party convertible notes, current were removed, and additional paid-in capital was increased by $102.2 million to account for the conversion of the Convertible Notes.
At December 31, 2023, the fair value of the convertible notes and the related party convertible notes was $15.6 million and $2.1 million, respectively. There were no convertible notes or related party convertible notes as of December 31, 2024.
The following assumptions were used to calculate the fair value of the 2023 Convertible Notes as of December 31, 2023:

	Scenario 1	Scenario 2
Probability of each scenario(1)	90%	10%
Expected remaining term (years)(2)	0.5	0.76
Implied discount rate(3)	25.8%	25.8%
_________________________________________________________
(1)The probability of each scenario is based on timing expectations of management that a qualified offering occurring as of December 31, 2023 was estimated at 90% and no qualified offering occurred was estimated at 10%.
(2)The expected remaining term represents the period of time that Bridge Convertible Notes are expected to be converted.
(3)The implied discount rate was the expected rate of return and was determined by management with the assistance of an independent third-party valuation specialist.

BOLT PROJECTS HOLDINGS, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
8.    BORROWINGS AND OTHER FINANCING ARRANGEMENTS (cont.)
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
Securities Purchase Agreement
On November 25, 2024, the Company entered into a Securities Purchase Agreement (the “Purchase Agreement”) with Daniel Widmaier, David Breslauer, Randy Befumo, Jeri Finard, and an entity affiliated with Jerry Fiddler (collectively, the “Purchasers”). Pursuant to the Purchase Agreement, the Company sold an aggregate of 1,058,826 shares of its common stock, par value $0.0001 per share, to the Purchasers for aggregate gross proceeds of approximately $360,000 before deducting any offering expenses. The purchase price for each share was $0.34, which was equal to the closing price of the Company’s common stock on Nasdaq on the date the Purchase Agreement was entered.
9.    WARRANTS
Bridge Warrants
In connection with the Bridge Convertible Notes issued in October 2023 (see Note 8 — Borrowings and Other Financing Arrangements), the Company issued warrants to purchase 1,336,723 shares of common stock exercisable at $0.00339 per share. The Bridge Warrants are classified as a component of equity and are immediately exercisable. The warrants expire on the earlier of: (1) the fifth anniversary; (2) immediately prior to the consummation of a change of control; or (3) immediately prior to the consummation of a SPAC transaction.
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

BOLT PROJECTS HOLDINGS, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
9.    WARRANTS (cont.)
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
The following assumptions were used to calculate the fair value of the convertible preferred stock warrant liability as of December 31, 2023 under PWERM:

December 31, 2023
Fair value of common stock(1)	$4.08
Discount rate(2)	15%
Probability(3)	10%—90%
Exercise Price(4)	$0.00—$4.35
Expected term (in years)(5)	0.50 years
_________________________________________________________
(1)The fair value of Legacy Bolt Common Stock was determined by management with the assistance of an independent third-party valuation specialist.
(2)The discount rate was the expected rate of return and was determined by management with the assistance of an independent third-party valuation specialist.
(3)Scenario probability based on timing expectations of management that a qualified offering occurring as of December 31, 2023 was estimated at 90% and no qualified offering occurred was estimated at 10%.
(4)The warrants have varying exercise prices, with certain warrants having an exercise price higher than the value of the Company’s common shares at the time of valuation.
(5)The expected term represents the period of time that warrants granted are expected to be outstanding.
The following table represents the Private Warrants outstanding as of December 31, 2024:

	Issued Date	Exercise Price	Number of shares	Expiration Date
Series A	January 2013	3.16792	12,626	January 2028
Series B	June 2015	11.49921	8,696	June 2030
Series E	July 2022	64.24741	15,564	July 2029
Total			36,886

The following table represents the convertible preferred stock warrants outstanding as of December 31, 2023:

	Issued Date	Exercise Price	Number of shares	Expiration Date
Series A	January 2013	$3.16792	12,626	January 2028
Series B	June 2015	11.49921	8,696	June 2030
Series C	July 2017	28.72761	5,865	July 2024
Series D	September 2017	54.38991	44,122	September 2024
Series E	July 2022	64.24741	15,564	July 2029
Total			86,873

BOLT PROJECTS HOLDINGS, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
9.    WARRANTS (cont.)
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

Redemption

Redemption of Public Warrants when the price per share of Common stock equals or exceeds $18.00. The Company may redeem the outstanding Public Warrants (except as described herein with respect to the Private Placement Warrants):

•in whole and not in part.

•at a price of $0.01 per warrant.

•upon a minimum of 30 days’ prior written notice of redemption, or 30-day redemption period, to each warrant holder; and

BOLT PROJECTS HOLDINGS, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
9.    WARRANTS (cont.)
•if, and only if, the last reported sale price of the Common stock equals or exceeds $18.00 per share (as adjusted for stock splits, stock capitalizations, reorganizations, recapitalizations and the like) for any 20 trading days within a 30-trading day period ending on the third trading day prior to the date on which the Company sends the notice of redemption to the warrant holders.

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

Redemption of Public Warrants when the price per share of Common stock equals or exceeds $10.00. Commencing ninety days after the Public Warrants become exercisable, the Company may redeem the outstanding warrants:

•in whole and not in part.

•at a price of $0.10 per warrant if holders will be able to exercise their warrants on a cashless basis prior to redemption and receive that number of shares of Common stock based on the redemption date and the fair market value of the Common stock.

•upon a minimum of 30 days’ prior written notice of redemption.

•if, and only if, the last reported sale price of the Common stock equals or exceeds $10.00 per share (as adjusted for stock splits, stock dividends, reorganizations, recapitalizations and the like) on the trading day prior to the date on which the Company sends the notice of redemption to the warrant holders.

•if, and only if, the Private Placement Warrants are also concurrently called for redemption on the same terms as the outstanding Public Warrants, as described above; and

•if, and only if, there is an effective registration statement covering the issuance of the shares of Common stock issuable upon exercise of the warrants and a current prospectus relating thereto available throughout the 30-day period after written notice of redemption is given.

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

All issued Public Warrants of 14,583,333 were outstanding at December 31, 2024.

The key inputs for the Monte Carlo simulation model to value the Public Warrants at December 31, 2024 were as follows:

BOLT PROJECTS HOLDINGS, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
9.    WARRANTS (cont.)

December 31, 2024
Stock price	$0.48
Exercise price	$11.50
Redemption threshold	$18.00
Effective expiration date	August 13, 2029
Term (years)	4.62
Volatility	80.4%
Risk-free rate	4.27%

10.    CONVERTIBLE PREFERRED STOCK
In October 2023, the Company amended and restated the articles of incorporation to add a conversion feature to the convertible preferred stock. Pursuant to the amendment, all outstanding convertible preferred stock automatically converted into the same number of shares of Common stock upon the consummation of a Merger with GAMC. In addition, if any holder of shares of convertible preferred stock did not participate in a financing event within the time specified by the Company by (i) purchasing the Bridge Convertible Notes (see Note 8 — Borrowings and Other Financing Arrangements) equal to at least 20% of such holder’s Pro Rata Share and (ii) entering into the Original PIPE Subscription Agreement (see Note 4 — Reverse Merger) equal to at least 80% of such holder’s Pro Rata Share (collectively, the sum of (i) and (ii) is referred to as the “Commitment” with respect to each such holder), then the applicable portion of the shares of convertible preferred stock held by such holder automatically converted into shares of common stock at a ratio of one share of common stock for every ten shares of convertible preferred stock, with any remaining fraction being cancelled. The applicable portion of the shares of convertible preferred stock was calculated by multiplying the aggregate number of shares of convertible preferred stock held by such holder immediately prior to the initial closing of the financing of the Bridge Convertible Notes by a fraction, the numerator of which was equal to the dollar amount, if positive, by which such holder’s Pro Rata Share exceeds such holder’s Commitment, and the denominator of which was equal to such holder’s Pro Rata Share.
This amendment of the conversion feature was determined to be significant using the qualitative approach. As such, the Company accounted for the amendment as an extinguishment of the outstanding convertible preferred stock and recorded a gain on extinguishment of $216.4 million on the date of the filing of amended and restated articles of incorporation. The gain on the extinguishment of the convertible preferred stock was calculated by taking the difference between the net carrying value of $339.2 million of convertible preferred stock immediately prior to the amendment of the conversion feature and the fair value of $122.8 million of the new convertible preferred stock that for accounting purposes was deemed to be issued in connection with the amended and restated articles of incorporation. The gain on extinguishment was recorded as a deemed contribution in equity and was recorded as a decrease to the net loss attributable to common stockholders for the year ended December 31, 2023 and as an increase to additional paid-in capital.
In November 2023, the time for convertible preferred stockholders to participate in a financing event elapsed, which resulted in 8,418,087 shares of convertible preferred stock converted into 841,785 shares of Common stock during the year ended December 31, 2023.
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

BOLT PROJECTS HOLDINGS, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
10.    CONVERTIBLE PREFERRED STOCK (cont.)
As of December 31, 2023, the authorized, issued, and outstanding convertible preferred stock (collectively, the “Convertible Preferred Stock”) consisted of the following (in thousands, except share and per share amounts):

	Shares authorized	Shares issued and outstanding	Original Issue Price	Net proceeds	Aggregate liquidation preference
Series A(1)	1,631,226	1,573,999	3.1680	$4,924	$4,986
Series B	2,834,955	2,511,007	11.4994	$28,785	$28,875
Series C	1,708,298	1,498,516	28.7280	$42,921	$43,049
Series D	2,424,334	1,312,722	54.3907	$69,453	$71,400
Series E(2)	3,951,628	1,152,329	64.2483	$73,092	$74,035
	12,550,441	8,048,573		$219,175	$222,345
_________________________________________________________
(1)Includes 56,080 shares of Series A convertible preferred stock issued at a price of $3.01 per share, representing a 5% discount from the original issuance price, from simultaneous extinguishment of convertible notes.
(2)Includes 838,702 shares of Series E convertible preferred stock issued at a price of $54.61 per share, representing a 15% discount from the original issuance price, from simultaneous extinguishment of convertible notes.
11.    COMMON STOCK AND STOCK-BASED COMPENSATION
Common Stock
As discussed in Note 4, in connection with the Merger consummation, the Company filed its restated amended certificate of incorporation, which authorized the issuance of up to 500,000,000 shares of Common stock with a par value of $0.0001 per share.
At December 31, 2024 and 2023, there were 500,000,000 and 18,858,216 shares of Common stock authorized, respectively, and 34,284,298 and 3,335,864 shares issued and outstanding, respectively. Holders of Common stock are entitled to receive dividends whenever funds are legally available and when declared by the Board of Directors, subject to the priority rights of holders of all series of convertible preferred stock outstanding. Holders of common stock are entitled to one vote for each share of common stock held at all meetings of stockholders.
Common stock reserved for issuance as of December 31, 2024 and 2023, is as follows:

	2024	2023
Series A convertible preferred stock	—	1,573,999
Series B convertible preferred stock	—	2,511,007
Series C convertible preferred stock	—	1,498,516
Series D convertible preferred stock	—	1,312,722
Series E convertible preferred stock	—	1,152,329
Warrants outstanding for future issuance of convertible preferred stock	—	86,877
Warrants outstanding for future issuance of Common stock	14,583,333	1,337,169
Stock options and restricted stock units	7,078,178	1,657,017
Stock options and restricted stock units available for future issuance	698,682	670,477
Total shares of common stock reserved	22,360,193	11,800,113

BOLT PROJECTS HOLDINGS, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
11.    COMMON STOCK AND STOCK-BASED COMPENSATION (cont.)
Equity Incentive Plans
The Company has previously maintained the 2009 Equity Incentive Plan (the “2009 Plan”) and the 2019 Equity Incentive Plan (the “2019 Plan”), under which the Company previously granted stock options (both service-based and milestone-based) and RSUs. The Company currently maintains the 2024 Incentive Award Plan (the “2024 Plan” and together with the 2009 Plan and 2019 Plan, “the Plans”), under which the Company may grant incentive stock options to employees of the Company and non-statutory stock options, restricted share awards, RSUs and other stock-based and cash-based awards to employees, officers, and non-employee directors and consultants of the Company. No further awards have been or will be issued under the 2009 Plan or 2019 Plan following the Closing of the Merger.

The Company recognizes compensation costs for service-based option awards on a straight-line basis over the expected requisite service period of the employee or non-employee, which is the award’s vesting term, generally, over four years. The performance milestone-vested option awards vest upon the achievement of a single award specific performance condition. At the grant date, the Company estimates the implicit requisite service period based on the expected achievement of the performance condition. This implicit requisite service period is reviewed at each reporting date as the achievement of the performance condition might occur at a point in time different than originally estimated. The Company recognizes compensation costs for the performance option awards ratably over the implicit service period when it is deemed probable that the performance condition will be met. The options expire ten years from the date of grant.
The exercise price for stock options granted under the Plans must generally be equal to at least 100% of the Company’s estimated fair value of common stock at the date of grant, as determined by the Board of Directors. The exercise price of an incentive stock option granted under the Plans to a ten percent stockholder must be at least equal to 110% of the fair value of the Company’s common stock at the date of grant, as determined by the Board of Directors.
Prior to the Closing of the Merger, the Company granted RSUs, which were subject to vesting upon the satisfaction of both a service-based or performance milestone(s)-based condition and a liquidity event condition. The liquidity event condition for RSUs would generally be satisfied upon the earlier of an initial public offering or an acquisition, and was deemed satisfied upon Closing of the Merger. Such RSUs expire ten years from the date of grant. The fair value of RSUs is determined based on the Company’s estimated fair value of common stock at the date of grant, as determined by the Board of Directors.
As of December 31, 2024 and 2023, there were options outstanding to purchase a total of 6,187,385 and 537,998 shares of common stock under the Plans, respectively, and 890,793 and 1,117,835 unvested RSUs, respectively. As of December 31, 2024, 698,682 shares of common stock were available for issuance pursuant to awards under the 2024 Plan.

BOLT PROJECTS HOLDINGS, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
11.    COMMON STOCK AND STOCK-BASED COMPENSATION (cont.)
Service-based Stock Options
Option award activity for service-based stock options granted as of December 31, 2024, was as follows:

	Number of options outstanding	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Life (Years)	Aggregate Intrinsic Value (in thousand)
Balances as of January 1, 2023	970,134	$17.77	6.1	$2,561
Granted	—	—	—	—
Exercised	—	—	—	—
Expired	(380,917)	15.95	—	—
Forfeited	(153,360)	22.87	—	—
Balances as of December 31, 2023	435,857	$17.60	4.8	$754
Granted	5,650,566	0.34	—	—
Exercised	—	—	—	—
Expired	(1,179)	4.37	—	—
Forfeited	—	—	—	—
Balances as of December 31, 2024	6,085,244	$1.58	9.5	$802
Options vested and exercisable at December 31, 2024	3,107,320	$2.71	9.1	$380
The aggregate intrinsic value of service-based options exercised during the years ended December 31, 2024 and 2023 was zero.
As reflected in the table above, 5,650,566 service-based options were granted during the year ended December 31, 2024. No service-based options were granted during the year ended December 31, 2023. No service-based options were exercised during the years ended December 31, 2024 and December 31, 2023. The weighted-average grant-date fair value of options granted during the year ended December 31, 2024 was $0.34. The total grant date fair value of options that vested during the years ended December 31, 2024 and December 31, 2023 was $1.7 million and $0.6 million.
There were 2,977,924 outstanding unvested service-based options as of December 31, 2024 and $1.3 million of remaining unrecognized stock-based compensation expense, which is expected to be recognized over the weighted-average period of 2.9 years.

BOLT PROJECTS HOLDINGS, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
11.    COMMON STOCK AND STOCK-BASED COMPENSATION (cont.)
Performance Milestone-based Stock Options
A summary of the Company’s performance milestone-based stock options activity and related information is as follows:

	Number of options outstanding	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Life (Years)	Aggregate Intrinsic Value (in thousands)
Balances as of January 1, 2023	105,090	$20.85	5.6	$463
Granted	—	—	—	—
Exercised	—	—	—	—
Expired	—	—	—	—
Forfeited	(2,949)	—	—	—
Balances as of December 31, 2023	102,141	$20.85	6.6	$—
Granted	—	—	—	—
Exercised	—	—	—	—
Expired	—	—	—	—
Forfeited	—	—	—	—
Balances as of December 31, 2024	102,141	$20.85	5.6	$—
Vested and exercisable at December 31, 2024	34,047	$20.85	5.6	$—
As reflected in the table above, no performance milestone-based options were granted or exercised during the years ended December 31, 2024 and 2023. The total grant date fair value of performance milestone-based options that vested during the years ended December 31, 2024 and 2023 was immaterial. There were 68,094 of performance milestone-based unvested options outstanding as of December 31, 2024. Total unrecognized compensation costs were $0.1 million at December 31, 2024 and 2023, respectively.
Restricted Stock Units
A summary of the Company’s RSU activity and related information is as follows:

	Number of RSUs Outstanding	Weighted- Average Grant Date Fair Value Per Share
Balances as of January 1, 2023	620,756	$22.11
Granted	1,011,680	9.95
Vested	—	—
Forfeited	(514,601)	16.39
Balances as of December 31, 2023	1,117,835	$13.64
Granted	990,975	9.54
Vested	(1,062,212)	13.64
Forfeited	(155,805)	9.13
Balances as of December 31, 2024	890,793	$9.69

BOLT PROJECTS HOLDINGS, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
11.    COMMON STOCK AND STOCK-BASED COMPENSATION (cont.)
The RSUs granted prior to the Closing of the Merger vested based on the satisfaction of both a service-based or a performance milestone(s)-based condition and a liquidity event condition, and the liquidity event condition was deemed satisfied upon the Closing of the Merger. The total RSU vesting expense was $17.0 million year ended December 31, 2024. As of December 31, 2024, the Company had $6.3 million of future expense to be recognized relating to the RSU’s which still require satisfaction of the service condition, which is expected to be recognized over the weighted-average period of 1.1 years.
Stock-Based Compensation
The following table summarizes stock-based compensation expense recorded in each component of operating expenses in the Company’s consolidated statements of operations and comprehensive loss (in thousands):

	Year Ended December 31,
	2024	2023
Research and development	$3,000	$4
Sales and marketing	1,446	1
General and administrative	13,718	638
Total stock-based compensation expense	$18,164	$643
The Company uses the Black-Scholes option-pricing model to determine the grant-date fair value of stock options. The determination of the fair value of stock options on the grant date is affected by the estimated underlying common stock price, as well as assumptions regarding a number of complex and subjective variables. These variables include expected stock price volatility over the term of the awards, actual and projected employee stock option exercise behaviors, risk-free interest rates, and expected dividends.
The following assumptions were used to calculate the fair value of employee service-based option grants made during the year ended December 31, 2024:

2024
Expected dividend yield(1)	—
Risk-free interest rate(2)	4.17% - 4.20%
Expected volatility(3)	85.00%- 86.20%
Expected life (in years)(4)	0.76 - 6.50
Fair value of common stock	$0.34 - $9.00
_________________________________________________________
(1)The Company has no history or expectation of paying cash dividends on its common stock and, thus, has assumed a zero-dividend rate.
(2)The risk-free interest rate is based on the U.S. Treasury yield for a term consistent with the expected life of the awards in effect at the time of grant.
(3)To determine the expected volatility used above, the Company used the average volatility of a peer group of representative public companies.
(4)The expected life or term of the options represents the period of time that options granted are expected to be outstanding and is determined using the simplified method (based on the mid-point between the vesting date and the end of the contractual term).
Modification of Stock-Based Compensation Awards
In November 2024, 75,000 RSUs awarded to two individuals in August of 2024 were modified (the “Modification”), whereby the grants were modified and made as a grant of 75,000 stock options rather than RSUs. Because the original RSU awards were cancelled and replaced by stock options simultaneously, this is considered a

BOLT PROJECTS HOLDINGS, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
11.    COMMON STOCK AND STOCK-BASED COMPENSATION (cont.)
modification of the original award. The modified stock options were granted for the same quantity of shares as the original RSU grant and will vest according to the original vesting schedules. There was no incremental fair value generated as a result of this modification as the fair value of the modified awards immediately after the modification was less than the fair value of the original awards immediately before the modification. There was no incremental fair value and as a result the Company recorded no additional stock-based compensation expense.

12.    INCOME TAXES
The components of loss before income taxes for the years ended December 31, 2024 and 2023, are as follows (in thousands):

	2024	2023
Federal	$(66,330)	$(56,745)
Foreign	937	(975)
Total loss before taxes	$(65,393)	$(57,720)
The Company’s income tax provision was zero for the years ended December 31, 2024 and 2023, respectively. The differences between the Company’s statutory federal income tax rate and the effective tax rates are summarized as follows:

	2024	2023
Statutory federal tax rate	21.00%	21.00%
Increase (decrease) resulting from:
State taxes	(3.78)%	6.79%
Loss on debt modification	(8.46)%	0.00%
Stock-based compensation	(4.94)%	0.00%
Debt issuance costs	(3.68)%	0.00%
Other items	(0.58)%	1.25%
Valuation allowance	0.44%	(29.04)%
Effective tax rate	0.00%	0.00%

BOLT PROJECTS HOLDINGS, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
12.    INCOME TAXES (cont.)
The components of net deferred tax assets as of December 31, 2024 and 2023 consisted of the following (in thousands):

	2024	2023
Deferred income tax assets:
Net operating loss carryforwards	$91,305	$89,335
Accruals, deferrals, and reserves	748	1,445
Stock-based compensation	981	721
Fixed assets and intangibles	4,421	3,833
Lease liability	—	633
Credit and carry forwards	4,707	4,707
Other	—	861
Total deferred income tax assets	102,162	101,535

Deferred income tax liabilities:
Other	(343)	—
Total deferred income tax liabilities	(343)	—

Net deferred income assets before valuation allowance	$101,819	$101,535
Less: valuation allowance	(101,819)	(101,535)
Net deferred income tax assets	$—	$—
For the years ended December 31, 2024 and 2023, the Company has recognized a valuation allowance against its U.S. federal and state net deferred tax assets. The Company evaluated the realizability of its net deferred tax assets based on all available evidence, both positive and negative, which existed as of the end of calendar years 2024 and 2023. The Company’s conclusion to maintain a valuation allowance against its net deferred tax assets is based upon its ability to generate sufficient future taxable income. The Company considered the four possible sources of taxable income that are available under the tax law to realize a tax benefit for deductible temporary differences: Future reversals of deferred tax liabilities; Future forecasts of income; Taxable income in prior carryback year(s) if carryback is permitted under the tax law; and Tax planning strategies.
To the extent that the four sources of income are not sufficient to realize the deferred tax asset, the Company will recognize a valuation allowance to reduce such deferred tax asset to the amount that is more likely than not to be realized in the future. Based upon the positive and negative evidence that exists, as well as the sources of future taxable income, the Company believes it is appropriate to recognize a valuation allowance against the U.S. federal and state net deferred tax asset for the years ended December 31, 2024 and December 31, 2023. The increase of $ $0.3 million in the valuation allowance in the years ended December 31, 2024 relates primary to net operating loss and fixed assets.
As of December 31, 2024, the Company had gross operating loss carryforwards for federal and state income tax purposes of approximately $359.5 million and $222.8 million, respectively. As of December 31, 2023, the Company had gross operating loss carryforwards for federal and state income tax purposes of approximately $341.0 million and $258.4 million, respectively. The federal net operating losses of $73.3 million generated prior to 2018 and state net operating losses will begin to expire December 31, 2030. The federal net operating losses generated in 2018 and future years will be carried forward indefinitely.

As of December 31, 2024, the Company had federal research and development tax credit carryforwards of approximately $3.5 million and California research and development tax credit carryforwards of approximately $3.5 million. As of December 31, 2023, the Company had federal research and development tax credit carryforwards of approximately $3.5 million and California research and development tax credit carryforwards of approximately

BOLT PROJECTS HOLDINGS, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
12.    INCOME TAXES (cont.)
$3.5 million. The federal research and development tax credit carryforwards will begin to expire in 2032 while the California research and development tax credit carry forwards have an indefinite life.
Pursuant to Section 382 and Section 383 of the Internal Revenue Code of 1986, as amended (the "Code"), the Company’s ability to use net operating loss and research and development tax credit carryforwards (“tax attribute carryforwards”) to offset future taxable income may be limited if the Company experienced a cumulative change in ownership by certain stockholders or groups of stockholders of more than 50 percentage points within a three-year testing period. The Company determined there may be an ownership change through December 31, 2024 but the resulting impact would not be material to the financial statements with respect to the Company's ability to use tax attribute carryforwards. Due to the existence of a valuation allowance, impacts to the Company’s deferred tax assets would not impact the Company’s effective tax rate.
As of December 31, 2024, and 2023, the total amount of gross unrecognized tax benefits was $1.6 million in connection with its research and development tax credit carryforwards, including zero interest and penalties. As of December 31, 2024, none of the total unrecognized tax benefits, if recognized, would have an impact on the Company's effective tax rate. The Company estimates that there will be no material changes in its uncertain tax positions in the next 12 months. The Company's policy is to recognize interest and penalties accrued on any unrecognized tax benefits as a component of income tax expense.
    The Company files income tax returns in the US federal, various state, and foreign jurisdictions with varying statutes of limitations. The Company is generally no longer subject to tax examinations for years prior to 2021 for federal purposes and 2020 for state purposes, except in certain limited circumstances.

13.    LEASES
During September 2023, the Company negotiated a contingent lease termination agreement with its landlord for the Berkeley facility lease. If the Company issues 600,000 shares of the new public company to its landlord after the closing of the merger transaction with GAMC, the Berkeley lease facility will be considered terminated as of September 10, 2023 pursuant to the lease termination agreement. The Company recognized $4.8 million as a liability owed by the Company to its landlord in exchange for terminating its lease agreement early upon the execution of the agreement. As discussed in Note 7, the Company issued 600,000 shares to its landlord after the Closing Date to settle the share-based termination liability during 2024.
In August 2024, the Company entered into an agreement with its landlord in the Netherlands to terminate its remaining operating leases, by agreeing to pay $0.2 million to terminate the remaining term of its leases. Pursuant to the termination, the Company recognized a gain on lease termination of $2.0 million during the year ended December 31, 2024 on the consolidated statements of operations and comprehensive loss and derecognized all the remaining operating lease liabilities on the consolidated statements of balance sheets at December 31, 2024.
Finance leases were not material at December 31, 2024 and December 31, 2023.
The components of the net lease costs reflected in the Company’s consolidated statements of operations and comprehensive loss for the years ended December 31, 2024 and 2023 were as follows (in thousands):

	2024	2023
Operating lease costs	$103	$2,670
Variable lease costs	28	1,249
Short-term lease costs	49	158
Total lease costs	$180	$4,077
The weighted average remaining lease term and weighted average discount rate related to the Company’s ROU assets and lease liabilities for its operating leases as of December 31, 2023, were as follows:

BOLT PROJECTS HOLDINGS, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
13.    LEASES (cont.)

2023
Weighted-average remaining lease term (in years)	8.75
Weighted-average discount rate	6.8%
Supplemental information concerning the cash flow impact arising from the Company’s leases recorded in the Company’s consolidated statements of cash flows is detailed in the following table for the years ended December 31, 2024 and 2023 (in thousands):

	2024	2023
Cash paid for amounts included in the measurement of lease liabilities	$208	$2,479
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
Technical Development Agreement
During the year ended December 31, 2021, the Company entered into a 2021 TDA with Ginkgo. Under the 2021 TDA, the Company and Ginkgo will collaborate on certain projects that will use Ginkgo’s expertise in strain engineering and lab-scale fermentation processes, referred to as “technical services”. Ginkgo provided the Company with a credit of $5.0 million to apply against technical services under the 2021 TDA. In December 2023, the Company and Gingko entered into a termination agreement to terminate the 2021 TDA. At December 31, 2024 and December 31, 2023, the Company had no remaining credit to be applied against future technical services under the 2021 TDA.
As disclosed in Note 8 — Borrowings and Other Financing Arrangements, in October 2022, the Company and Ginkgo executed several concurrent agreements including the Ginkgo Note Purchase Agreement, the amendment to the 2021 TDA, the 2022 TDA, a Pledge and Security Agreement, and Trademark and Patent Security Agreements.
Under the 2022 TDA and the amendment to the 2021 TDA, (collectively the “TDAs”), the Company and Ginkgo will continue to collaborate on certain projects using Ginkgo’s expertise in specialized engineering and lab-scale fermentation processes, for both b-silk and Mylo products. The TDAs include a royalty payment obligation based on future net sales if and when the first commercial sale of the products developed and improved under the TDAs occurs. Royalty payments, due in cash, are based on defined royalty rates for each country or jurisdiction in which the sale is made. In certain instances, a lump sum royalty payment may be due for a particular product, in which case no further royalty payments is required. As of December 31, 2024, the Company has not accrued a liability for royalty payment as no payment obligation or commercial sale of the products developed and improved under the TDAs has occurred.
Upon its execution, the Ginkgo Note Purchase Agreement required the Company to pay Ginkgo $10.0 million as an upfront payment for future technical services to be provided by Ginkgo under the 2022 TDA. As disclosed in Note 8 — Borrowings and Other Financing Arrangements, in December 2024, the Company and Ginkgo executed the Ginkgo NPA Amendment to reduce the prepaid balance relating to the 2022 TDA by $5.4 million. As of December 31, 2024 and 2023, the Company had $3.4 million and $4.1 million, respectively, in credit remaining to be applied against future technical

BOLT PROJECTS HOLDINGS, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
14.    COMMITMENTS AND CONTINGENCIES (cont.)
services under the 2022 TDA, which is recorded within prepaid expenses and other current assets and other assets within the consolidated balance sheets.
Founder Shares – Related Party
The Sponsor has agreed, subject to limited exceptions, not to transfer, assign or sell any of its 7,047,500 shares of Common stock (the “Founder Shares”) of the Company until the earlier to occur of (A) one year after the completion of a Merger and (B) subsequent to a Merger, (x) if the last reported sale price of the Common Stock equals or exceeds $12.00 per share (as adjusted for stock splits, stock capitalization, reorganizations, recapitalization and the like) for any 20 trading days within any 30-trading day period commencing at least 150 days after a Merger, or (y) the date on which the Company completes a liquidation, merger, capital stock exchange or other similar transaction that results in all of the holders of shares of GAMC Class A common stock having the right to exchange their shares of Common stock for cash, securities or other property.
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
Excise Tax Obligation
During the second quarter, the Internal Revenue Service (“IRS”) issued final regulations with respect to the timing and payment of the excise tax. Pursuant to those regulations, the Company was required to file a return and remit payment for any liability incurred during the period from January 1, 2023 to December 31, 2023 on or before October 31, 2024.
The Company did not pay the excise tax payable of $2.9 million by October 31, 2024. The Company is currently making estimated monthly payments over 72 months of $0.04 million to the IRS towards the excise tax obligation. As the Company is unable to pay its obligation in full, it is subject to additional interest and penalties which are currently estimated at 9% interest per annum and a 0.5% underpayment penalty per month or portion of a month up to 25% of the total liability for any amount that is unpaid from November 1, 2024 until paid in full. The Company accrued $0.5 million in interest and penalties as of December 31, 2024, which has been recorded as part of the excess tax liability.
Cost Reduction Plan
On January 24, 2023, the Company’s Board of Directors approved a reduction in force of the Company’s workforce (“Cost Reduction Plan”), effective on February 3, 2023. Employees affected by the Cost Reduction Plan obtained involuntary termination benefits that are provided pursuant to a one-time benefit arrangement.
During the year ended December 31, 2023, the Company incurred restructuring costs of $4.0 million consisting of employee related costs, including severance, benefits, equity compensation, contract termination costs, and other costs. Of

BOLT PROJECTS HOLDINGS, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
14.    COMMITMENTS AND CONTINGENCIES (cont.)
the total costs, $0.1 million are non-cash expenses related to the extension of post termination exercise periods of stock options.
The following table summarizes the Company’s restructuring liability as of December 31, 2024 (in thousands):

Restructuring liability
Balance at January 1, 2024	$240
Amounts paid or otherwise settled during the period	(240)
Balance at December 31, 2024	$—
During the period ended December 31, 2024, the Company paid all the remaining restructuring liability.
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
On October 19, 2023, the Company entered into a settlement agreement with its supplier. If the Company pays the supplier $1.0 million and issues 150,000 shares of the new public company to the supplier after the closing of the merger transaction with GAMC, the Supply Agreement will be considered terminated as of July 13, 2023 pursuant to the settlement agreement. The Company recognized $1.2 million as a share-based termination liability owed by the Company to its supplier in exchange for terminating its Supply Agreement early upon the execution of the agreement during the fourth quarter of the year ended December 31, 2023. During the years ended December 31, 2024 and 2023, the Company paid $0.4 million and $0.6 million related to this agreement, respectively.
The Company also recognized a loss on supply agreement termination of $2.2 million, which is included in the consolidated statements of operations and comprehensive loss when the termination occurred during the fourth quarter of 2023. As of December 31, 2023 the supply agreement termination liability is included in accounts payable and share-based termination liability on the consolidated balance sheets for $1.3 million.
During the year ended December 31, 2024, the Company issued 150,000 shares to the supplier. As of December 31, 2024, the related supply agreement termination liability is zero.
Nasdaq Notification
Nasdaq listing rules require listed securities to maintain a minimum bid price of $1.00 per share. On November 6, 2024, the Company received a written notice from Nasdaq (the “Bid Price Notice”) indicating that it was not in compliance with the $1.00 minimum bid price requirement set forth in Nasdaq Listing Rule 5450(a)(1) for continued listing. The Bid Price Notice does not result in the immediate delisting of the Company’s Common stock from the Nasdaq Capital Market. The Bid Price Notice indicated that the Company has 180 calendar days (or until May 5, 2025) in which to regain compliance. In the event the Company does not regain compliance by May 5, 2025, the Company may be eligible for an additional 180-calendar-day compliance period. There can be no assurance that the Company would be granted additional time to regain compliance following the initial 180-day period, if needed, or that the Nasdaq would grant a request by the Company for continued listing subsequent to any delisting notification. If our common stock is delisted, it may be difficult for our stockholders to sell their common stock without depressing the market price for our common stock, or at all.

BOLT THREADS, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
15.    BASIC AND DILUTED NET INCOME (LOSS) PER SHARE
The following table sets forth the computation of basic and diluted net income (loss) per share attributable to common stockholders (in thousands, except share and per share amounts):

	Year Ended December 31,
	2024	2023
Numerator:
Net Loss	$(65,393)	$(57,720)
Add: Gain on extinguishment of convertible preferred stock	—	216,386
Net income (loss) attributable to common stockholders, basic	(65,393)	158,666
Less: Warrants, series with dilutive impact only	—	—
Less: Convertible preferred stock, series with dilutive impact only	—	(230,774)
Net loss attributable to common stockholders, dilutive	$(65,393)	$(72,108)
Denominator:
Weighted-average common shares outstanding, basic	15,786,762	3,443,746
Add: Warrants, series with dilutive impact only	—	5,830,385
Add: Options, with dilutive impact only	—	31,857
Add: Convertible preferred stock, series with dilutive impact only	—	—
Weighted-average shares outstanding, dilutive	15,786,762	9,305,988
The following securities were excluded due to their anti-dilutive effect on net loss per share attributable to common stockholders recorded in each of the periods:

	As of December 31,
	2024	2023
Warrants to purchase preferred stock on an as-converted basis	—	86,880
Convertible preferred stock on an as-converted basis	—	4,085,067
Stock options outstanding	6,187,385	506,160
Unvested RSU's	890,793	—
Warrants to purchase common stock	14,620,219	—
Total	21,698,397	4,678,107
As of December 31, 2023, no RSUs were vested as they did not meet the performance condition at the reporting period. In addition, outstanding stock options with performance conditions were not vested as the performance conditions were not met at December 31, 2024 and 2023. As the conditions were not satisfied at the end of each reporting period, the unvested shares were excluded when calculating diluted EPS.
16.    EMPLOYEE BENEFIT PLAN
The Company sponsors a 401(k) savings plan (the “Savings Plan”). All employees are eligible to participate in the Savings Plan after meeting certain eligibility requirements. Participants may elect to have a portion of their salary deferred and contributed to the Savings Plan up to the limit allowed by the applicable income tax regulations. The Company’s current policy is to match employee contributions up to certain overall limits. The Company made matching contributions of $0.1 million and $0.2 million during the years ended December 31, 2024 and 2023, respectively.
17.    SUBSEQUENT EVENTS
Nasdaq Notification

BOLT THREADS, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
17.    SUBSEQUENT EVENTS (cont.)

On February 10, 2025, the Company received a letter from the Nasdaq notifying the Company that it was not in compliance with the Minimum Value of Listed Securities requirement as set forth in Nasdaq Listing Rule 5450(b)(2)(A) as the Company has not met the minimum $50 million requirement for continued listing. On the same day, the Company also received a letter from the Nasdaq notifying the Company that it was not in compliance with the minimum Market Value of Publicly Held Shares requirement as set forth in Nasdaq Listing Rule 5450(b)(2)(C) as the Company has not met the minimum $15 million requirement for continued listing. These letters have no immediate effect on the listing of the Common Stock on the Nasdaq Capital Market. The Company has 180 calendar days from receipt of letters, or until August 11, 2025 in which to regain compliance.

Triton Financing

On February 13, 2025, the Company signed a term sheet with Triton Funds related to the purchase of $1.5 million shares of the Company's common stock between the date a form S-1 registration statement becomes effective and June 30, 2025. Triton Funds is a San Diego based entity that makes direct investments in publicly-traded companies. It is student-led and focused on socially-responsible companies, particularly in California. Under the form S-1 registration statement, the Company will register 9,856,859 shares of common stock consisting of (a) up to 6,856,859 shares of common stock and (b) up to 3,000,000 shares of common stock underlying a warrant to purchase the Company's common stock.

Settlement Agreement and Exchange Agreement

On February 14, 2025, the Company entered into a settlement agreement (the “Settlement Agreement”) with its SPAC-Sponsor, Golden Arrow Sponsor, LLC. The company currently owes approximately $2.9 million in excise tax liability (the “Excise Tax Liability”) pursuant to Section 4501 of the Internal Revenue Code for redemptions of shares of GAMC Class A common stock in 2023 by the stockholders of GAMC prior to the consummations of the transactions contemplated by the Business Combination. The Company has proposed a payment plan to the Internal Revenue Service (“IRS”) whereby the Company would be permitted to pay the Excise Tax Liability over a series of payments over time (the “Payment Plan”).

Pursuant to the Settlement Agreement, the Sponsor shall (i) use its commercially reasonable efforts to provide or organize financing for us in an amount of $10 million to close by August 13, 2025 (the “Financing”) and (ii) (a) in the event that the IRS grants the Payment Plan, the Sponsor shall pay to us 75% of the total amount of each payment due to the IRS thereunder no less than 7 calendar days prior to the due date for each payment (the “Golden Arrow Payment Contribution”) or (b) in the event the IRS denies our request for a Payment Plan, the Sponsor shall either (A) close the Financing by August 13, 2025 or (B) pay to us 75% of the total amount of the then-outstanding Excise Tax Liability as well as all accrued interest on the entire Excise Tax Liability on August 13, 2025. The Golden Arrow Payment Contribution will continue until the earlier of (i) an aggregate amount of at least $6 million of Financing is successfully closed or (ii) the Excise Tax Liability is fully paid. Notwithstanding the foregoing, the Sponsor’s payments shall be capped at, and shall not exceed, the total amount the Sponsor received from selling 50% of the shares of our common stock held by the Sponsor on February 14, 2025.

As partial consideration for entering into the Settlement Agreement, on March 5, 2025, the Company exchanged 5,000,000 private placement warrants (the “Old Warrants”) to purchase an equal number of shares of our common stock that are governed by the terms of our Warrant Agreement, dated March 16, 2021 for a warrant to purchase 5,000,000 shares of common stock (the “Sponsor Warrants”) at an exercise price of $0.50 per share, the average closing price of its common stock on the five trading days immediately preceding our entry into the Purchase Agreement. The Warrant will be exercisable immediately upon issuance and will terminate on the fifth anniversary of the issuance date.

If, for any consecutive ten trading day period while the Sponsor Warrants is outstanding, the closing price of the Company's common stock is equal to or greater than $0.85 (the “Forced Exercise Triggering Event”), then the Company shall have the right, in its sole discretion and upon written notice given at any time within 20 days of the initial occurrence of the Forced Exercise Triggering Event delivered to the holder of the Sponsor Warrant, to force the holder to cash exercise the Sponsor Warrants with respect to the number of shares of common stock that represents up to the lesser of (i) 2,500,000 shares of common stock or (ii) the unexercised portion of the Sponsor Warrants. The Company will issue the foregoing securities under Section 4(a)(2) of the Securities Act, as a transaction not requiring registration under Section 5 of the

BOLT THREADS, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
17.    SUBSEQUENT EVENTS (cont.)
Securities Act. The parties receiving the securities represented their intentions to acquire the securities for investment only and not with a view to or for sale in connection with any distribution, and appropriate restrictive legends will be affixed to the certificates representing the securities (or reflected in restricted book entry with the Company's transfer agent).

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

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our principal executive officer and our principal financial officer, evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of December 31, 2024. Based on that evaluation, our Chief Executive Officer and our Chief Accounting Officer concluded that, as a result of the material weakness in our internal control over financial reporting described below, the design and operation of our disclosure controls and procedures were not effective as of December 31, 2024.

Management’s Annual Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over our financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act).

This Report does not include a report of management’s assessment regarding our internal control over financial reporting (as defined in Rule 13a-15(f) and 15d-15(f) under the Exchange Act) as allowed by the SEC for reverse acquisitions between an issuer and a private operating company when it is not possible to conduct an assessment of the private operating company’s internal control over financial reporting in the period between the consummation date of the reverse acquisition and the date of management’s assessment of internal control over financial reporting (pursuant to Section 215.02 of the SEC Division of Corporation Finance’s Regulation S-K Compliance & Disclosure Interpretations). Prior to the Merger, we were a special purpose acquisition company formed for the purpose of effecting a merger, capital stock exchange, asset acquisition, stock purchase, reorganization, or similar business combination involving one or more businesses. As a result, previously existing internal controls are no longer applicable or comprehensive enough as of the assessment date as our operations prior to the Merger were insignificant compared to those of the consolidated entity post-Merger, and our management was unable, without incurring unreasonable effort or expense, to complete an assessment of our internal control over financial reporting as of December 31, 2024.

As an "emerging growth company" as defined in the JOBS Act and a non-accelerated filer, we are not required to comply with the auditor attestation requirement of Section 404 of the Sarbanes-Oxley Act of 2002.

Material Weakness

A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of our annual or interim financial statements will not be prevented or detected on a timely basis. The following material weaknesses in our internal control over financial reporting exist as of December 31, 2024:
•We did not maintain a sufficient complement of personnel possessing the appropriate technical accounting competency, training, and experience to address, review, and record financial reporting transactions under U.S. GAAP or maintain appropriate segregation of duties.
•We did not design and maintain formal accounting policies, procedures and controls to achieve complete, accurate and timely financial accounting, reporting and disclosures, including controls over the preparation and review of account reconciliations and journal entries.

•We did not design and maintain formal and effective controls over information technology general controls for IT systems that are relevant to the preparation of the financial statements.
•We did not maintain formalized minutes for meetings of the Board of Directors throughout the entire year.

We have begun the process of, and are focused on, designing and implementing effective internal controls measures to improve our internal control over financial reporting and remediate these material weaknesses. Our efforts include several actions:
•We have engaged consultants to provide additional depth and breadth in our technical accounting and financial reporting capabilities.
•We have engaged consultants to assist with the financial statement closing process and segregating duties among accounting personnel to enable adequate review controls.
•We have implemented a process for maintaining and formalizing minutes for meetings of the Board of Directors.
•We have hired key finance roles (VP Finance, and Controller).

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

Based on additional procedures, management concluded that the consolidated financial statements included in this Annual Report on Form 10-K present fairly, in all material respects, our financial position, results of operations, and cash flows for the periods presented in conformity with accounting principles generally accepted in the United States.

Changes in Internal Control over Financial Reporting

Other than the ongoing remediation efforts described above, there have been no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the year ended December 31, 2024 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B. OTHER INFORMATION
a.None.
b.During the fourth quarter of 2024, none of the Company's directors or “officers” (as such term is defined in Rule 16a-1(f) promulgated under the Exchange Act) adopted or terminated a "Rule 10b5-1 trading arrangement" or a "non-Rule 10b5-1 trading arrangement," as each term is defined in Item 408(a) of Regulation S-K.

ITEM 9C. DISCLOSURE REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTIONS
Not applicable.
PART III
ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE
Board of Directors and Management

The following sets forth certain information, as of the date hereof, concerning the persons who serve as our executive officers and directors.

Name		Age	Position
Executive Officers:
Daniel Widmaier		44	Chief Executive Officer and Director
David Breslauer		41	Chief Technology Officer and Director
Randy Befumo		53	Interim Chief Financial Officer
Cintia Nardi		51	President
Paul Slattery		38	General Counsel and Secretary
Non-Employee Directors:
Ransley Carpio		39	Director
Jeri Finard		65	Director
Sami Naffakh		54	Director
Jerry Fiddler		73	Director
Christine Battist	`	56	Director
Executive Officers
Daniel Widmaier is a co-founder of Bolt Threads and has served as its Chief Executive Officer and a member of its board of directors since August 2009, and the Chief Executive Officer and member of the board of directors of Bolt Projects Holdings, Inc. since the Closing. Mr. Widmaier holds a B.S. in Biochemistry from the University of Washington and a Ph.D. in Chemistry and Chemical Biology from University of California, San Francisco. We believe that Mr. Widmaier is qualified to serve on our board of directors following the Business Combination because of his historical knowledge, operational expertise, leadership, and continuity that he brings to our board of directors as Bolt Threads co-founder and Chief Executive Officer.
David Breslauer is a co-founder of Bolt Threads and has served as its Chief Technology Officer and a member of its board of directors since August 2009, and the Chief Executive Officer and member of the board of directors of Bolt Projects Holdings, Inc. since the Closing. Mr. Breslauer currently serves as the advisor to multiple biotechnology companies that focus on creating sustainable products. Mr. Breslauer holds a B.S. in Bioengineering from University of California, San Diego and a Ph.D. in Bioengineering from University of California, Berkeley and University of California, San Francisco. We believe Mr. Breslauer is qualified to serve on our board of directors following the Business Combination because of his experience in the biotechnology industry, his deep knowledge of bioengineering and sustainable materials, and continuity that he brings to our board of directors as Bolt Threads co-founder and Chief Technology Officer.
Randy Befumo has served as Interim Chief Financial Officer of Bolt Threads since April 2023, and the Interim Chief Financial Officer of Bolt Projects Holdings, Inc. since the Closing. Prior to this, he served as Bolt Thread’s Chief Financial Officer from April 2020 to April 2023. Since May 2023, Mr. Befumo has also served as the Interim CFO for Protecht, Inc., a company that provides online check-out software. He previously served as the Chief Financial Officer of Eventbrite, a global self-service ticketing platform for live experiences from November 2016 to September 2019, when he transitioned into the role of Chief Strategy Officer until December 2019. He currently serves as an advisor for several private software and pharmaceutical companies. Previously, Mr. Befumo served as Director of Research, analyst, and portfolio manager at Legg Mason Capital Management for 15 years. Mr. Befumo holds a B.A. in Interdisciplinary Study from the College of William & Mary.
Cintia Nardi has served as Chief Operating Officer of Bolt Threads from February 2022 until her promotion to President in November 2023, and the President of Bolt Projects Holdings, Inc. since the Closing. Ms. Nardi previously served as the Chief Operating Officer and a member of the board of directors of Cosmetica Laboratories Inc., a color cosmetics and skincare development and manufacturing company, from July 2017 to January 2022, and as the Executive Director of Quality Assurance and Operations of Estée Lauder Companies Inc., a leading manufacturer and marketer of cosmetics, skincare, fragrance, and hair care products, from September 2002 to July 2017. Ms. Nardi holds a bachelor’s degree in Industrial Engineering from Catholic University of Argentina.

Paul Slattery has served as General Counsel of Bolt Threads since August 2023, and the General Counsel of Bolt Projects Holdings, Inc. since the Closing. Mr. Slattery previously served as General Counsel and Outside General Counsel for Eleusis Holdings, LTC, a pharmaceutical company focused on therapeutic uses for psychedelics, from December 2020 to August 2023, and as an Associate at Quinn Emanuel Urquhart & Sullivan LLP, the world’s largest litigation-only firm, from October 2012 to December 2020. Mr. Slattery holds a J.D. from Yale Law School and a B.S. and A.B. in Economics and Literature from Duke University.
Non-Employee Directors
Ransley Carpio has served on our board of directors since the Closing, and has been the Vice President of Business Development for Front Row Group, a digital marketing and brand partnership company, since April 2022 and has been a Member of Carpio Companies LLC, a company providing advisory assistance to consumer focused private equity funds and their portfolio investments, since January 2014. From January 2020 to July 2023, Mr. Carpio was a Managing Partner, and a member of the board of directors, at Patina Brands LLC, a beauty product brand incubator. Mr. Carpio has previously served on the board of directors for a privately held company. Mr. Carpio holds a B.S. in Management from the University of Phoenix.
We believe Mr. Carpio is qualified to serve on our board of directors because of his experience in business management.
Jeri Finard has served on our board of directors since the Closing, and has been a Managing Partner at Lykos Capital Partners, an advisory firm for emerging consumer-facing companies, since February 2018. Formerly she served as Chief Executive Officer of Godiva Chocolatier, N.A. (“Godiva”), the luxury retailer of high-quality confections, from 2012 to 2014. Prior to Godiva, Ms. Finard served as Global Brand President of Avon, Inc., a multinational cosmetics and skincare company, from July 2008 to January 2012, and in a variety of senior roles at Mondelez International, Inc. (“Mondelez”), a multinational confectionary, food, and beverage company, from July 1986 to June 2007. Her roles at Mondelez included Global Chief Marketing Officer, Executive Vice President and General Manager of the Beverages division, and Executive Vice President and General Manager of the Desserts division. Ms. Finard served on the board of directors of Frontier Communications from March 2005 to May 2014. Ms. Finard also currently serves on the board of directors for a privately held company, and has previously served on the boards of several other privately held companies. Ms. Finard holds a B.A. in Politics from Brandeis University and an MBA from Columbia University.
We believe Ms. Finard is qualified to serve on our board of directors because of her extensive experience in both director and senior executive positions at a variety of consumer products companies.
Sami Naffakh has served on our board of directors since the Closing, and has been the Chief Supply Officer at Reckitt Benckiser PLC, a multinational consumer goods company, since July 2020. Mr. Naffakh previously served as the Chief Operations Officer at Arla Foods Group, a multinational dairy cooperative, from January 2018 to June 2020, the Senior Vice President of Supply Chain for Europe, Middle East, and Africa at Estée Lauder Companies Inc., a multinational cosmetics company, from March 2014 to December 2017, and the Senior Vice President of Supply Chain for the Asia-Pacific Region at Danone Infant Nutrition Asia Pacific, an international company focused on infant nutrition products from March 2012 to February 2014. Mr. Naffakh holds a Master’s Degree in Industrial Engineering from École des Hautes Études Industrielles.
We believe Mr. Naffakh is qualified to serve on our board of directors because of his substantial experience in company operations and global supply chain management.
Jerry Fiddler previously served on the board of directors of Bolt Threads, has served on our board of directors since the Closing, and has been the managing member of Zygote Ventures, LLC, a privately-held seed and angel venture capital fund, since 2009, and a general partner of Jazem Family Partners, a venture capital partnership, since the early 2000s. He has helped create and grow numerous companies as Chief Executive Officer, chairman, director, investor and advisor. Mr. Fiddler is the founder of Wind River Systems, a company developing embedded system and cloud software, and was its Chief Executive Officer and Chairman from January 1989 to August 2008. Additionally, Mr. Fiddler was Chairman of TerraVia Holdings, Inc. (formerly known as Solazyme) from January 2004 to December 2017, and has served on the board of directors of Nanomix Corporation since January 2015. He currently serves on the board of directors of Bolt Threads, Inc., as well as several private company and non-profit boards. Mr. Fiddler holds a BA in Music and Photography and an MS in Computer Science from the University of Illinois at Urbana-Champaign.

We believe Mr. Fiddler is qualified to serve on our board of directors because of his extensive experience as an executive and director at both publicly and privately-held companies.
Christine Battist has served on our board of directors since February 20, 2025. Ms. Battist is a financial executive with broad and diverse experience in public and private companies. Ms. Battist has over 30 years of financial experience including establishing finance infrastructure and leading transformational growth through initial public offerings, mergers and acquisitions and capital market transactions along with leading investor relations and establishing internal audit. Ms. Battist was Chief Financial Officer of Avison Young, a private commercial real estate services firm from January 2018 to May 2023. Before then, Ms. Battist was the Chief Financial Officer and Treasurer from June 2012 to September 2016 at Silver Bay Realty Trust Corp., a public real estate investment trust. Prior to this, from September 2011 to June 2012, Ms. Battist was Managing Director at Two Harbors Investment Corp., a public real estate investment trust focused on residential mortgage-backed securities. From May 2005 to September 2011, Ms. Battist held various financial roles at The Mosaic Company, a Fortune 500 agribusiness company. Ms. Battist has served on the board of directors of Capital Southwest Corporation since August 2018. Ms. Battist holds a Bachelor of Business Administration in Accounting from St. Norbert College and is a Certified Public Accountant in Texas. The Company benefits from Ms. Battist’s extensive experience and track record of managing accounting, finance, and investor relations affairs for public and private companies.
We believe Ms. Battist is qualified to serve on our board of directors because of her extensive experience as executive and director at both publicly and privately-held companies.
There are no family relationships between or among any of our directors or executive officers.
Delinquent Section 16(a) Reports

Section 16(a) of the Exchange Act requires our executive officers and directors, our principal accounting officer and persons who beneficially own more than 10% of any class of our common stock to file with the SEC reports of their ownership and changes in their ownership of our common stock. To our knowledge, based solely on review of the copies of such reports and amendments to such reports with respect to the year ended December 31, 2024 filed with the SEC and on written representations by our directors and executive officers, all required Section 16 reports under the Exchange Act for our directors, executive officers, principal accounting officer and beneficial owners of greater than 10% of our common stock were filed on a timely basis during the year ended December 31, 2024, other than eight late Forms 4 filing for each of Timothy C. Babich, the Sponsor, Lloyd H. Dean, Lance L. Hirt, Jacob Doft, Jack Hidary, Brett H. Barth, Andrew Reschtschaffen which were filed on August 15, 2024 reporting one transaction that took place on March 16, 2024.

Corporate Governance
Composition of the Board of Directors
When considering whether directors and director nominees have the experience, qualifications, attributes and skills, taken as a whole, to enable our board of directors to satisfy its oversight responsibilities effectively in light of its business and structure, the board of directors expects to focus primarily on each person’s background and experience as reflected in the information discussed in each of the directors’ individual biographies set forth above in order to provide an appropriate mix of experience and skills relevant to the size and nature of its business.
In accordance with our certificate of incorporation, our board of directors is divided into three classes with staggered three year terms. At each annual meeting of stockholders, the successors to the directors whose terms will then expire will be elected to serve from the time of election and qualification until the third annual meeting following their election. Our directors are divided among three classes as follows:
• the Class I directors are Daniel Widmaier, David Breslauer and Jeri Finard, and their terms will expire at the annual meeting of stockholders to be held in 2025;
• the Class II directors are Christine Battist and Jerry Fiddler, and their terms will expire at the annual meeting of stockholders to be held in 2026; and
•the Class III directors are Ransley Carpio and Sami Naffakh, and their terms will expire at the annual meeting of stockholders to be held in 2027.

This classification of our board of directors may have the effect of delaying or preventing changes in control of the company.
Director Independence
As a result of the common stock being listed on the Nasdaq, we are required to comply with the applicable rules of such exchange in determining whether a director is independent. Our board has undertaken a review of the independence of the individuals named above and has determined that each of Messrs. Carpio, Naffakh and Fiddler and Mses. Battist and Finard (and Steven Klosk during the time he served on the Board until his departure in February 2025) qualifies as “independent” as defined under the applicable the Nasdaq rules.
Committees of the Board of Directors
Our board of directors directs the management of our business and affairs, as provided by Delaware law, and conduct its business through meetings of the board of directors and standing committees. We have a standing audit committee, compensation committee and nominating and corporate governance committee, each of which operate under a written charter.
Current copies of our committee charters are posted on our website, https://investors.boltthreads.com, as required by applicable SEC and Nasdaq rules. The information on or available through such website is not deemed incorporated in this Annual Report on Form 10-K and does not form part of this Annual Report on Form 10-K. In addition, from time to time, special committees may be established under the direction of the board of directors when the board deems it necessary or advisable to address specific issues.
Audit Committee
Our audit committee consists of Jeri Finard, Sami Naffakh, and Christine Battist. Steven Klosk previously served on the committee during 2024 until his departure in February 2025. Each of these individuals (including Mr. Klosk during the period he served on this Audit Committee) meets the independence requirements of the Sarbanes-Oxley Act of 2002, as amended, or the Sarbanes-Oxley Act, Rule 10A-3 under the Exchange Act and the applicable listing standards of the Nasdaq. Each member of the audit committee meets the requirements for financial literacy under the applicable Nasdaq rules. Our board examined each audit committee member’s scope of experience and the nature of their prior and/or current employment.
Our board has determined that each of Sami Naffakh and Christine Battist qualify as an audit committee financial expert within the meaning of SEC regulations and meets the financial sophistication requirements of the Nasdaq rules. In making this determination, our board considered his formal education and previous and current experience in financial and accounting roles. Both our independent registered public accounting firm and management periodically meet privately with the audit committee.
On February 13, 2025, Steven Klosk resigned as a member of the audit committee of the Board effective as of that date, resulting in there being two members of the audit committee (the “Vacancy”). Nasdaq Stock Market LLC Listing Rule 5605(c)(2)(A) requires that we have an audit committee composed of at least three members that satisfy certain criteria for service on the committee. On February 14, 2025, we notified Nasdaq of our non-compliance with Nasdaq Rule 5605(c)(2)(A) as a result of the Vacancy and that we intended to rely on the cure period provided to us by Nasdaq Rule 5605(c)(4)(B). On February 20, 2025, the Board appointed Ms. Battist to the audit committee, satisfying Nasdaq Stock Market LLC Listing Rule 5605(c)(2)(A).
The audit committee’s responsibilities include, among other things:
•appointing, compensating, retaining, and overseeing the Company’s independent registered public accounting firm and the scope of their audit;
•discussing with the Company’s independent registered public accounting firm their independence from management;
•pre-approving all audit and permissible non-audit services to be performed by the Company’s independent registered public accounting firm;

• overseeing the financial reporting process and discussing with management and the Company’s independent registered public accounting firm the interim and annual financial statements that the Company files with the SEC;
•periodically reviewing and recommending changes to the Company’s policies and procedures for reviewing and approving related-party transactions;
•periodically considering and discussing with management and the independent auditor the Company’s Code of Business Conduct and Ethics and procedures in place for enforcements; and
• establishing procedures for the confidential anonymous submission of concerns regarding questionable accounting, internal controls or auditing matters.
Compensation Committee
Our compensation committee consists of Jerry Fiddler and Ransley Carpio. Each member of the compensation committee is a non-employee director, as defined in Rule 16b-3 promulgated under the Exchange Act, and “independent” as defined under the applicable the Nasdaq listing standards, including the standards specific to members of a compensation committee.
The compensation committee’s responsibilities include, among other things:
•reviewing and approving corporate goals and objectives relevant to the compensation of the Company’s Chief Executive Officer, evaluating the performance of the Company’s Chief Executive Officer in light of these goals and objectives and setting (either alone or, if directed by the board, in conjunction with a majority of the independent directors of the board) the compensation of the Company’s Chief Executive Officer;
•evaluating the Company’s executive officers other than the Chief Executive Officer and reviewing and setting or making recommendations to the board regarding the compensation of the Company’s such executive officers;
•reviewing and approving any employment and severance agreements arrangements for the Company’s executive officers;
•reviewing and making recommendations to the board regarding the compensation of the Company directors;
•reviewing and approving or making recommendations to the board regarding the Company’s incentive compensation and equity-based plans and arrangements;
•administering and overseeing the Company’s compliance with the compensation recovery policy;
•overseeing and periodically reviewing with management the Company’s strategies, policies and practices with respect to human capital management and talent development; and
•appointing and overseeing any compensation consultants.
We believe that the composition and functioning of the Company’s compensation committee meets the requirements for independence under the current the Nasdaq listing standards.
Nominating and Corporate Governance Committee
Our nominating and corporate governance committee consists of Jeri Finard and Sami Naffakh. Each member of the nominating and corporate governance committee is “independent” as defined under the applicable listing standards of the Nasdaq and SEC rules and regulations.
The nominating and corporate governance committee’s responsibilities include, among other things:
•identifying individuals qualified to become members of the board, consistent with criteria approved by the board; and
•recommending to the board the nominees for election to the board at annual meetings of Company stockholders;

•annually reviewing the Board committee structure and recommending to the Board for its approval directors to serve as members of each committee;
•periodically reviewing the Board leadership structure and recommending any proposed changes;
•overseeing an evaluation of the board and its committees;
•developing and recommending to the board a set of corporate governance guidelines; and
•reviewing notifications by a director of his or her resignation or material changes in employment or circumstances and make recommendations to the Board.

    We believe that the composition and functioning of the Company’s nominating and corporate governance committee meets the requirements for independence under the current the Nasdaq listing standards.
The board may from time to time establish other committees.
Code of Ethics
We have Code of Ethics and Conduct (“Code of Conduct”) that applies to all of our executive officers, directors and employees, including our principal executive officer, principal financial officer, principal accounting officer or controller or persons performing similar functions. The code of ethics is available on our website, https://www.boltprojectsholdings.com. We intend to make any legally required disclosures regarding amendments to, or waivers of, provisions of our Code of Conduct on our website rather than by filing a Current Report on Form 8-K.
Insider Trading Policies

The Company has adopted insider trading policies and procedures governing the purchase, sale and/or other dispositions of its securities by directors, officers and employees (or the company itself) that are reasonably designed to promote compliance with insider trading laws, rules and regulations and any applicable listing standards. The Company’s Insider Trading Policy is attached as exhibit 19.1 to this Annual Report on Form 10-K.

ITEM 11. EXECUTIVE COMPENSATION
This section discusses the material components of the executive compensation program for Bolt’s executive officers who are named in the “2024 Summary Compensation Table” below. During the fiscal year ended December 31, 2024, Bolt’s “named executive officers” and their positions were as follows:
•Daniel Widmaier, Chief Executive Officer;
•David Breslauer, Chief Technology Officer; and
•Cintia Nardi, President.
2024 Summary Compensation Table
The following table sets forth information concerning the compensation of Bolt’s named executive officers for the fiscal year ended December 31, 2024.

Name and Principal Position	Year	Salary ($)	Stock Awards ($)(1)	Option Awards ($)(2)	All Other Compensation ($)(3)	Total ($)
Daniel Widmaier	2024	340,000	2,801,472	547,324	11,183	3,699,979
Chief Executive Officer	2023	340,000	55,250	915,000	5,288	1,315,538

David Breslauer	2024	290,000	2,801,472	365,707	10,815	3,467,994
Chief Technology Officer	2023	286,760	47,125	—	1,933	335,818

Cintia Nardi	2024	270,112	—	194,590	10,804	475,506
President	2023	267,669	41,520	2,728,151	11,173	3,048,513
(1) Amounts reflect the full grant-date fair value of restricted stock units granted to our named executive officers during 2024 computed in accordance with ASC Topic 718, rather than the amounts paid to or realized by the named executive officer. Assumptions used to calculate the value of all restricted stock unit awards made to executive officers are included in Bolt’s consolidated financial statements included in this Annual Report on Form 10-K.
(2) Amounts reflect the full grant-date fair value of stock options granted to our named executive officers during 2024 computed in accordance with ASC 718, rather than the amounts paid to or realized by the named executive officer. Assumptions used to calculate the value of all option awards made to executive officers are included in Bolt’s consolidated financial statements included in this Annual Report on Form 10-K.
(3) The amounts in this column include the following: (i) for Mr. Widmaier, employer matching contributions under Bolt’s 401(k) plan; (ii) for Mr. Breslauer, employer matching contributions under Bolt’s 401(k) plan; and (iii) for Ms. Nardi, employer matching contributions under Bolt’s registered retirement savings plan.
(4) The amounts for Ms. Nardi originally denoted in local currency (CAD) have been converted to USD using the average exchange rate for the year ended December 31, 2024 of 1 USD to 1.37 CAD.
NARRATIVE TO SUMMARY COMPENSATION TABLE
2024 Salaries
The named executive officers receive a base salary to compensate them for services rendered to Bolt. The base salary payable to each named executive officer is intended to provide a fixed component of compensation reflecting the executive’s skill set, experience, role and responsibilities. During 2024, Bolt’s named executive officers’ annual base salaries were as follows: Mr. Widmaier: $340,000; Mr. Breslauer: $290,000; and Ms. Nardi: $270,112. The Summary Compensation Table above shows the actual base salaries paid to each named executive officer in fiscal year 2024.
Equity Compensation
On July 2, 2024, we granted restricted stock units (“RSUs”) which (after taking into account certain adjustments that occurred in connection this the Business Combination) covered 263,947 and 263,947, respectively, shares of our common stock under our 2019 Equity Incentive Plan (the “2019 Plan”) to Messrs. Widmaier and Breslauer, respectively. The RSUs granted to Messrs. Widmaier and Breslauer vest as to one-sixth (1/6th) of the Bolt RSUs on each of the 12th, 13th, 14th, 15th, 16th, and 17th monthly anniversaries of the closing of the Business Combination, subject to the applicable executive’s continued service through the applicable vesting date.
On November 25, 2024, we granted, under our 2024 Incentive Award Plan (the “2024 Plan”), (i) two options to Mr. Widmaier covering 1,200,000 and 1,018,980, respectively, shares of our common stock, (ii) two options to Mr. Breslauer covering 1,200,000 and 319,680, respectively, shares of our common stock and (iii) an option covering 749,250 shares of our common stock to Ms. Nardi.
The options granted to Messrs. Widmaier and Breslauer covering 1,200,000 shares of the common stock were fully vested upon grant. The remaining options vest and become exercisable as to one-twelfth (1/12th) of the shares of common stock subject thereto on each quarterly anniversary of the applicable grant date, subject to the applicable executive’s continued service through the applicable vesting date.
Other Elements of Compensation
Retirement Plans
Bolt’s U.S. employees, including its U.S.-based named executive officers, are eligible to participate in a defined contribution 401(k) plan, subject to satisfaction of certain eligibility requirements. Bolt’s named executive officers are eligible to participate in the 401(k) plan on the same terms as other full-time employees. The Internal Revenue Code allows eligible employees to defer a portion of their compensation, within prescribed limits, on a pre-tax basis through contributions to the 401(k) plan. Bolt believes that providing a vehicle for tax-deferred retirement savings though these plans adds to the overall desirability of its executive compensation package and further incentivizes our employees, including its named executive officers, in accordance with its compensation policies. Ms. Nardi does not participate in Bolt’s 401(k) plan; however, she and the Company make contributions to a Canadian defined contribution registered retirement savings plan.
Employee Benefits and Perquisites
All of Bolt’s full-time employees, including our named executive officers, are eligible to participate in our health and welfare plans, including:
•medical, dental and vision insurance;
•a medical health saving account;
•for U.S. employees only, dependent care and medical flexible spending accounts;
•short-term and long-term disability insurance; and
•life insurance.
We believe these benefits are appropriate and provide a competitive compensation package to our named executive officers. We do not currently, and we did not during 2024, provide perquisites to any of our named executive officers.
No Tax Gross-Ups
Bolt does not make gross-up payments to cover our named executive officers’ personal income taxes that may pertain to any of the compensation or perquisites paid or provided by our company.
Outstanding Equity Awards at Fiscal Year-End
The following table summarizes the number of shares of common stock underlying outstanding equity incentive plan awards for each named executive officer as of December 31, 2024.

Option Awards											Stock Awards
Name	Grant Date	Vesting Commencement Date	Number of Securities Underlying Unexercised Options (#) Exercisable		Number of Securities Underlying Unexercised Options (#) Unexercisable		Equity Incentive Plan Awards: Number of Securities Underlying Unexercised Unearned Options (#)		Option Exercise Price ($)	Option Expiration Date[1]	Number of Shares or Units of Stock That Have Not Vested (#)		Market Value of Shares or Units of Stock That Have Not Vested ($)	Equity Incentive Plan Awards: Number of Unearned Shares, Units or Other Rights That Have Not Vested (#)	Equity Incentive Plan Awards: Market or Payout Value of Unearned Shares, Units or Other Rights That Have Not Vested ($)(1)
Daniel Widmaier	3/27/2015	3/1/2015	36,862	(2)					4.37	3/27/2025
	4/1/2016	1/26/2016	22,117	(3)					11.29	4/1/2026
	4/21/2017	3/24/2017	36,862	(4)					12.14	4/21/2027
	7/27/2018	4/26/2018	36,862	(2)					21.50	7/27/2028
	7/24/2020	7/20/2020	136,193	(2)					20.85	7/24/2030
	7/24/2020	7/24/2020	34,048	(5)					20.85	7/24/2030
	7/24/2020	7/24/2020					68,096	(6)	20.85	7/24/2030
	1/31/2023	1/1/2022									23,040	(7)	11,105
	1/31/2023	1/1/2023									41,471	(7)	19,989
	7/2/2024										263,947	(8)	127,222
	11/25/2024	11/25/2024	1,200,000	(9)					0.34	11/25/2034
	11/25/2024	11/25/2024			1,018,980	(10)			0.34	11/25/2034
David Breslauer	3/27/2015	3/1/2015	22,117	(2)					4.37	3/27/2025
	4/21/2017	3/24/2017	14,745	(4)					12.14	4/21/2027
	4/3/2018	2/1/2018	7,372	(11)					21.50	4/3/2028
	9/28/2020	7/24/2020	11,796	(2)					20.85	9/28/2030
	7/20/2021	7/20/2021									3,828	(7)	1,845
	7/2/2024										263,947	(8)	127,222
	11/25/2024	11/25/2024	1,200,000	(9)					0.34	11/25/2034
	11/25/2024	11/25/2024			319,680	(10)			0.34	11/25/2034
Cintia Nardi	9/18/2023	9/18/2023									25,230	(12)	12,161
	11/25/2024	11/25/2024			749,250	(10)			0.34	11/25/2034
(1) Amount calculated based on the fair market value of our common stock on December 31, 2024, which was $0.48 per share.
(2) Represents an option vesting with respect to 1/48th of the shares subject to the option on each one month anniversary of the vesting commencement date, subject to the applicable executive’s continued service through the applicable vesting date.
(3) Represents an option vesting with respect 1/60th of the shares subject to the option on each one month anniversary of the vesting commencement date, subject to the applicable executive’s continued service through the applicable vesting date.
(4) Represents an option vesting (i) with respect to 30% of the shares subject thereto, in equal monthly installments on each monthly anniversary of the vesting commencement date to occur during the twenty four month period following the vesting commencement date, and (ii) with respect to 70% of the shares subject thereto, in equal monthly installments on each monthly anniversary of the vesting commencement date to occur during the period commencing on the second anniversary of the vesting commencement date and ending on the fifth anniversary of the vesting commencement date, in each case, subject to the applicable executive’s continued service through the applicable vesting date.
(5) Represents an option that vested in full upon Bolt’s successful production of at least 50 square feet of Mylo per week that is accepted by at least two of Bolt’s four Mylo consortium partners.
(6) Represents an option vesting in full upon Bolt’s generation of aggregate revenue of at least $15 million during any single calendar year from Bolt’s sale of Mylo and b-silk materials, subject to the applicable executive’s continued service through the applicable vesting date.
(7) Represents restricted stock units that are subject to both a service based vesting condition and a liquidity based vesting condition. The service based vesting condition is satisfied as to 1/16th of the restricted stock units on each three month anniversary of the vesting commencement date, subject to the applicable executive’s continued service through the applicable service vesting date. The liquidity based vesting condition is satisfied upon the first to occur of: (a) an “acquisition” of Bolt (as such term is defined in the applicable incentive plan); or (b) the earlier of (i) 180 days following effective date of an initial public offering of Bolt’s securities or (ii) March 15th of the calendar year following the calendar year in which the initial public offering was declared effective by the Securities and Exchange Commission, in any case, provided that such event occurs on or prior to the seventh anniversary of the applicable grant date. The liquidity-based vesting condition was satisfied upon the closing of the Business Combination.

(8) Represents restricted stock units vesting with respect to one-sixth (1/6th) of the restricted stock units on each of the 12th, 13th, 14th, 15th, 16th, and 17th monthly anniversaries of the closing of the Business Combination, subject to the applicable executive’s continued service through the applicable vesting date.
(9) Represents an option that was fully vested upon grant.
(10) Represents an option vesting with respect to one-twelfth (1/12th) of the shares of common stock subject thereto on each quarterly anniversary of the grant date, subject to the applicable executive’s continued service through the applicable vesting date.
(11) Represents an option vesting (i) with respect to 30% of the shares subject thereto, in equal monthly installments on each monthly anniversary of the vesting commencement date to occur during over the twenty four month period following the vesting commencement date, and (ii) with respect to 70% of the shares subject thereto, in equal monthly installments on each monthly anniversary of the vesting commencement date to occur during the period commencing on the second anniversary of the vesting commencement date and ending on the fourth anniversary of the vesting commencement date, in each case, subject to the applicable executive’s continued service through the applicable vesting date.
(12) Represents restricted stock units subject to both a service-based vesting condition and a liquidity-based vesting condition. With respect to two-thirds of the restricted stock units subject to the award, the service-based vesting condition is satisfied as to 1/6th of such restricted stock units on each three-month anniversary of the vesting commencement date, subject to the applicable executive’s continued service through the applicable service-vesting date. With respect to the remaining one-third of the restricted stock units subject to each executive’s award, the service-based vesting condition is satisfied upon an Initial Liquidity Event, subject to the applicable executive’s continued service through the applicable Initial Liquidity Event. The liquidity-based vesting condition is satisfied with respect to all restricted stock units subject to the award upon an Initial Liquidity Event, provided that such Initial Liquidity Event occurs on or prior to the seventh anniversary of the applicable grant date. The closing of the Business Combination constituted an Initial Liquidity Event for purposes of the restricted stock units and satisfied the liquidity-based vesting condition applicable to such restricted stock units.
Executive Compensation Arrangements
Employment Arrangements
Bolt is party to an offer letter with Ms. Nardi, which sets forth the terms and conditions of employment for Ms. Nardi, including her initial base salary, initial restricted stock unit grant, and eligibility to participate in our employee benefit plans.
Bolt was not, during fiscal year 2024, party to an employment arrangement or offer letter with Messrs. Widmaier or Breslauer.
Severance and Change in Control Arrangements
Bolt maintained a Change in Control and Severance Policy (the “Severance Policy”), pursuant to which employees selected by Bolt’s board of directors to participate in the Severance Policy were eligible to receive certain severance payments and benefits upon a termination of the applicable employee’s employment by Bolt without “cause” or by the employee for “good reason”, in either case, within 12 months following a “change in control” of Bolt (each such term as defined in the Severance Policy) (a “qualifying termination”). The Severance Policy expired on June 9, 2024. Messrs. Widmaier and Breslauer and Ms. Nardi participated in the Severance Policy during fiscal year 2024 prior to the expiration of the Severance Policy.
Under the Severance Policy, upon the applicable named executive officer’s qualifying termination, he or she would have been eligible to receive: (i) 6 months (or 12 months, for Mr. Widmaier) of base salary (payable in a lump sum), (ii) company subsidized healthcare continuation for up to 6 months (or 12 months, for Mr. Widmaier) months following termination, and (iii) accelerated vesting of 100% (or 50%, for Ms. Nardi) of such executive officer’s then-outstanding equity awards (with vesting of awards subject to performance based on actual performance through the date of termination or, if performance had not yet been determined, at target level). The applicable executive officer’s receipt of these amounts was subject to his or her timely execution and non-revocation of a release of claims in favor of Bolt. The Severance Policy provided that, to the extent that any payment or benefit received by a participant pursuant to the Severance Policy or otherwise would have been subject to an excise tax under Code Section 4999, such payments and/or benefits would have been subject to a “best pay cap” reduction if such reduction would result in a greater net after-tax benefit to the participant than receiving the full amount of such payments.
Director Compensation
Prior to the closing of the Business Combination, we did not maintain a formal non-employee director compensation program, but historically made cash payments and granted stock options to our non-employee directors when deemed appropriate. Messrs. Widmaier and Breslauer do not receive any additional compensation for their services as directors, and the compensation provided to them as employees is set forth in the 2024 Summary Compensation Table above.
On November 25, 2024, we granted (i) options covering 22,500 shares of our common stock to each of Messrs. Carpio and Finard and RSUs covering 22,500 shares of our common stock to each of Messrs. Naffakh, Klosk and Fiddler (collectively, the “2024 Initial Awards”), and (ii) options covering 15,000 shares of our common stock to each of Messrs. Carpio and Finard and RSUs covering 15,000 shares of shares of our common stock to each of Messrs. Naffakh, Klosk and Fiddler (collectively, the “2024 Annual Awards”, in each case, under our 2024 Plan.
The 2024 Initial Awards vest as to one-third of the shares or RSUs subject thereto, as applicable, on each of the first three anniversaries of August 13, 2024, subject to the applicable director’s continued service on the Board through the applicable vesting date.
The 2024 Annual Awards vest in full on the earlier of the first anniversary of August 13, 2024 and the date of the next annual meeting of Bolt shareholders following the grant date, subject to the applicable director’s continued service on the Board through the applicable vesting date.
Upon the closing of the Business Combination, we adopted a compensation program for non-employee directors (the “Director Compensation Program”), as described below under “Director Compensation Program”. Going forward, we expect that equity awards to our non-employee directors will be granted pursuant to the Director Compensation Program.
2024 Director Compensation Table
The following table sets forth information concerning the compensation of our non-employee directors for the year ended December 31, 2024.

Name	Fees Earned or Paid in Cash ($)	Stock Awards ($)(1)	Option Awards ($)(2)	Total ($)
Ransley Carpio	15,275	—	9,377	24,652
Jeri Finard	19,373	—	9,377	28,750
Sami Naffakh	15,992	12,750	—	28,742
Steven Klosk	18,330	12,750	—	31,080
Jerry Fiddler	19,857	12,750	—	32,607
Daniel Steefel	14,025	—	—	14,025
Esther van den Boom	12,932	—	—	12,932
(1) Amounts reflect the full grant-date fair value of restricted stock units granted to our directors during 2024 computed in accordance with ASC Topic 718, rather than the amounts paid to or realized by the director. Assumptions used to calculate the value of all restricted stock unit awards made to directors are included in the consolidated financial statements included in this Annual Report on Form 10-K.
(2) Amounts reflect the full grant-date fair value of stock options granted to our directors during 2024 computed in accordance with ASC 718, rather than the amounts paid to or realized by the director. Assumptions used to calculate the value of all option awards made to directors are included in the consolidated financial statements included in this Annual Report on Form 10-K.
The table below shows the aggregate number of unvested stock awards and the aggregate number of option awards (exercisable and unexercisable) held as of December 31, 2024 by each non-employee director.

	Aggregate Number of Awards Outstanding at Fiscal Year End
Name	Stock Awards Outstanding	Options Outstanding
Ransley Carpio	—	37,500
Jeri Finard	—	37,500
Sami Naffakh	37,500	—
Steven Klosk	37,500	—
Jerry Fiddler	37,500	—
Daniel Steefel	—	—
Esther van den Boom	—	—

Director Compensation Program
Pursuant to the Director Compensation Program, our non-employee directors are eligible to receive cash and equity compensation for their services on the Board as described below.
Cash Compensation
Under the Director Compensation Program, non-employee directors serving on the Board are entitled to cash compensation in the following amounts:

•Annual cash retainer	$40,000

•Additional annual retainer for the non-executive chairman	$30,000

Annual cash retainer for service as the chairperson of a Committee of the Board:

•Audit Committee	$15,000

•Compensation Committee	$12,000

•Nominating and Governance Committee	$8,000

•Annual cash retainer for service as a member (non-chairperson) of the Audit Committee of the Board	$8,000

Non-employee directors serving as members (non-chairpersons) of the Compensation Committee and the Nominating and Governance Committee of the Board are not eligible for additional annual cash retainers for such service.
Annual cash retainers are paid quarterly in arrears and pro-rated for any partial calendar quarter of service.
Equity Compensation
Initial Awards. Under the Director Compensation Program, each non-employee director who is initially elected or appointed to serve on the Board will automatically be granted an award of restricted stock units (“RSUs”) with covering 22,500 shares of common stock (an “Initial Award”). Each Initial Award will vest as to one-third of the RSUs subject thereto on each of the first three anniversaries of the applicable grant date, subject to the applicable director’s continued service on the Board through the applicable vesting date. If a member of the Board is an employee of Bolt or a subsidiary thereof who subsequently terminates employment with the Company but remains on the Board as a non-employee director, such individual will not be eligible to receive an Initial Award.

Annual Awards. Each non-employee director who has served on the Board as of the date of an annual meeting of stockholders that occurs after Closing and will continue to serve as a non-employee director immediately following such meeting will automatically be granted an award of RSUs covering 15,000 shares of common stock (an “Annual Award”). Each Annual Award will vest in full on the earlier of the first anniversary of the applicable grant date and the date of the next annual meeting of Bolt shareholders following the grant date, subject to the applicable director’s continued service on the Board through the applicable vesting date.
Pro-Rated Annual Awards. Each non-employee director who is initially elected or appointed to serve on the Board after the Closing, other than on the date of an annual meeting of stockholders, will automatically be granted a pro-rated Annual Award (a “Pro-Rated Annual Award”) covering a number of shares of common stock equal to 15,000, multiplied by a fraction, the numerator of which equals 365 minus the number of days (capped at 365) elapsed from the immediately preceding annual meeting date (or Closing date, if there was no preceding annual meeting) through the date on which the non-employee director was elected or appointed to the Board, and the denominator of which equals 365. Each Pro-Rated Annual Award will vest in full on the earlier of the first anniversary of the applicable grant date and the date of the next annual meeting of Bolt shareholders following the grant date, subject to the applicable director’s continued service on the Board through the applicable vesting date.
In addition, Initial Awards and Annual Awards granted under the Director Compensation Program will vest in full upon a “change in control” of Bolt (as defined in the 2024 Plan, or any similar term as defined in the then-applicable plan) if the non-employee will not be or become a member of the Board or the board of directors of Bolt’s successor (or any parent thereof) following such change in control.
Compensation under the Director Compensation Program is subject to the annual limits on non-employee director compensation set forth in the 2024 Plan (or any successor plan).
Compensation Committee Interlocks and Insider Participation

None of our executive officers currently serve, or have served during the last year, as a member of the board of directors or compensation committee of any entity that has one or more executive officers serving as a member of our board.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS
Securities Authorized for Issuance Under Equity Compensation Plans (as of December 31, 2024)

Plan category	Number of Securities to be Issued Upon Exercise of Outstanding Options, Warrants, and Rights (1)(2)	Weighted-Average Exercise Price of Outstanding Options, Warrants, and Rights (3)	Number of Securities Available for Future Issuance Under Equity Compensation Plans (excludes securities Reflected in first column) (4)
Equity compensation plans approved by security holders	4,032,160	$13.11	1,656,784
Equity compensation plans not approved by security holders	—	—	—
Total	4,032,160	$13.11	1,656,784
(1) Consists of the 2009 Equity Incentive Plan, the 2019 Equity Incentive Plan, and the 2024 Incentive Award Plan.
(2) Represents (i) 3,107,320 shares of common stock issuable upon exercise of outstanding service-vesting options, (ii) 34,047 shares issuable upon exercise of outstanding performance milestone-vesting stock options, and (iii) 890,793 shares subject to outstanding RSUs.

(3) Represents the weighted-average exercise price of outstanding options. RSUs do not have an exercise price and are not included in the weighted average exercise price.
(4) Represents 698,862 shares of common stock remaining available for issuance under the 2024 Incentive Award Plan and 957,922 shares remaining available for issuance under the 2024 Employee Stock Purchase Plan (the “2024 ESPP”). Effective as of August 12, 2024, no further awards have been or may in the future be granted under the 2009 Equity Incentive Plan and the 2019 Equity Incentive Plan. The 2024 Incentive Award Plan provides for an annual increase to the number of shares available for issuance thereunder on the first day of each calendar year beginning on January 1, 2025 and ending on and including January 1, 2034 by an amount equal to the lesser of (i) 5% of the aggregate number of shares of Common Stock outstanding on the last day of the immediately preceding fiscal year and (ii) such smaller number of shares of Common Stock as is determined by the our Board (but no more than 6,492,721 shares may be issued upon the exercise of incentive stock options). The 2024 ESPP provides for an annual increase to the number of shares available for issuance thereunder on the first day of each calendar year beginning on January 1, 2025 and ending on and including January 1, 2034, by an amount equal to the lesser of (i) 1% of the aggregate number of shares of Common Stock outstanding on the last day of the immediately preceding fiscal year and (ii) such smaller number of shares of Common Stock as is determined by our Board, provided that no more than 865,696 shares of our Common Stock may be issued under Section 423 component of the 2024 ESPP.

Security Ownership of Certain Beneficial Owners and Management

The following table sets forth the beneficial ownership of common stock as of March 13, 2025 by:

•each person who is known to be the beneficial owner of more than 5% of issued and outstanding shares of Common stock;
•each of our named executive officers for 2024 and current directors; and
•all current executive officers and directors as a group.
Beneficial ownership is determined according to the rules of the SEC, which generally provide that a person has beneficial ownership of a security if he, she or it possesses sole or shared voting or investment power over that security, including options and warrants that are currently exercisable or exercisable within 60 days of the measurement date of March 13, 2025. As of March 13, 2025, there were 34,382,032 shares of our Common stock outstanding. Unless otherwise indicated, Bolt believes that all persons named in the table below have sole voting and investment power with respect to the voting securities beneficially owned by them.

	Shares Beneficially Owned
Name and Address of Beneficial Owner(1)	Number	Percentage
5% Holders
Entities affiliated with Foundation Capital(2)	2,310,360	6.7%
Anderson Investments Pte. Ltd.(3)	2,471,861	7.2%
Ballie Gifford & Co(4)	2,465,807	7.2%
Entities affiliates with Top Tier Capital Partners(5)	2,489,505	7.2%
Golden Arrow Sponsor, LLC(6)	13,461,606	34.2%
Directors and Named Executive Officers
Daniel Widmaier(7)	1,707,468	4.7%
David Breslauer(8)	2,142,105	6.0%
Cintia Nardi(9)	194,971	*
Ransley Carpio	—	*
Jeri Finard	176,475	*
Sami Naffakh	—	*
Christine Battist	—	*
Jerry Fiddler(10)	1,212,140	3.5%
All directors and executive officers as a group (10 individuals)(11)	6,034,498	16.0%
*Less than one percent
(1) Unless otherwise noted, the business address of each of those listed in the table above is 2261 Market Street, Suite 5447, San Francisco, CA 94114.
(2) Based solely on a Schedule 13G filed by Foundation Capital VI, L.P. and other reporting persons with the SEC on August 23, 2024. Represents (i) 2,284,830 shares held of record by Foundation Capital VI, L.P. and (ii) 25,530 shares held of record by Foundation Capital VI Principals Fund, L.L.C. Foundation Capital Management Co. VI, L.L.C. is the general partner of Foundation Capital VI, L.P. and the manager of Foundation Capital VI Principals Fund, L.L.C. The reporting persons share voting and dispositive power over the securities held by them. The address of each of these entities is 550 High Street, 3rd Floor, Palo Alto, CA 94301
(3) Based solely on a Schedule 13G filed by Anderson Investments Pte. Ltd. (“Anderson”), Temasek Holdings Private Ltd. (“Temasek”) and other reporting persons with the SEC on August 23, 2024. Represents 2,471,861 shares of Common Stock held directly by Anderson and the reporting persons share voting and dispositive power over the securities held by them. Anderson is a wholly-owned subsidiary of Thomson Capital Pte. Ltd. (“Thomson”), which in turn is a wholly-owned subsidiary of Tembusu Capital Pte. Ltd. (“Tembusu"), which in turn is a wholly-owned subsidiary of Temasek. Temasek, Tembusu and Thomson, through the ownership described herein, may be deemed to beneficially own the shares of Common Stock directly owned by Anderson. The address for Temasek Holdings Private Capital Ltd. is 60B Orchard Road #06-18 The Atrium@Orchard Singapore 238891.
(4) Based solely on a Schedule 13G filed by Baillie Gifford & Co with the SEC on November 7, 2024. Securities reported herein are beneficially owned by Baillie Gifford & Co. and are held by Baillie Gifford & Co. and/or one or more of its investment adviser subsidiaries, which may include Baillie Gifford Overseas Limited, on behalf of investment advisory clients, which may include investment companies registered under the Investment Company Act, employee benefit plans, pension funds or other institutional clients. Securities representing more than 5% of the class are held on behalf of the Scottish Mortgage Investment Trust, a UK registered investment Company managed by Baillie Gifford & Co. The address for Baillie Gifford & Co is Calton Square 1 Greenside Row Edinburgh EH1 3AN Scotland UK.
(5) Based solely on a Schedule 13G filed by Top Tier Venture Capital VII Holdings (“Fund A”) and other reporting persons with the SEC on August 23, 2024. Fund A, and Top Tier Venture Capital VII Management, LLC, the general partner of Fund A, may be deemed to have shared voting and dispositive power to vote 1,329,777 shares. Top Tier Venture Velocity Fund, L.P. (“Fund B”), and Top Tier Venture Velocity Management, LLC, the general partner of Fund B, may be deemed to have shared power to vote 871,394 shares. TTBSP, L.P. – Opportunity Series (“Fund C”), and Top Tier Feeder Management, LLC, the general partner of Fund C, may be deemed to have shared power to vote 144,167 shares. TTCP Co-

Invest Overage Fund IX, L.P. (“Fund D” and, together with Fund A, Fund B, and Fund C, the “Funds”), and TTCP Co-Invest Overage Fund IX Management, LLC, the general partner of Fund D, may be deemed to have shared power to vote 144,167 shares. Top Tier Capital Partners, LLC and Jessica Archibald, Eric Fitzgerald, Garth Timoll, Sr. and David York may be deemed to have shared power to vote the shares held by the Funds. Top Tier Capital Partners, LLC is the investment manager of the Funds and, as a result, may be deemed to beneficially own shares owned by each Fund. The address for the Funds is 600 Montgomery Street, Suite 480, San Francisco, CA 94111.
(6) Based solely on a Schedule 13D/A filed by Golden Arrow Sponsor LLC and other reporting persons with the Securities and Exchange Commission (“SEC”) on February 19, 2025. Represents (i) 8,461,606 shares of Common Stock and (ii) 5,000,000 shares of Common Stock issuable upon exercise of warrants that were exercisable within 60 days of February 19, 2025, held directly by Golden Arrow Sponsor, LLC (the Sponsor) and indirectly beneficially owned by Timothy Babich, Jacob Doft, Lance Hirt and Andrew Rechtschaffen who control the Sponsor. Accordingly, Messrs. Babich, Doft, Hirt and Rechtschaffen share voting and dispositive power over these securities held by the Sponsor and may be deemed to beneficially own such shares. The address of Golden Arrow Sponsor LLC is 2261 Market Street, Suite 5447, San Francisco, CA 94114.
(7) Consists of for Mr. Widmaier (i) 91,961 shares of common stock held directly, (ii) 1,587,859 shares of common stock that are issuable upon exercise of options exercisable as of or within 60 days of March 13, 2025 and (iii) 27,648 shares of common stock subject the vesting of restricted stock units within 60 days of March 13, 2025.
(8) Consists of for Mr. Bresslauer (i) 73,529 shares of common stock held directly, (ii) 783,355 shares of common stock that are held by the David N. Breslauer Family Trust, (iii) 1,282,670 shares of common stock that are issuable upon exercise of options exercisable as of or within 60 days of March 13, 2025 and (iv) 2,551 shares of common stock underlying restricted stock units vesting or vested and subject to deferred settlement within 60 days of March 13, 2025.
(9) Consists of for Ms. Nardi (i) 82,072 shares of common stock held directly, (ii) 62,438 shares of common stock that will be issuable upon exercise of options exercisable as of or within 60 days of March 13, 2025 and (iii) 50,461 shares of common stock underlying restricted stock units vesting or vested and subject to deferred settlement within 60 days of March 13, 2025.
(10) Consists of for Mr. Fiddler (i) 65,985 shares of common stock held directly, (ii) 62,461 shares of common stock held by JAZEM I Family Partners, LP, a fund of Jazem Family Partners where Mr. Fiddler is a general partner, and (iii) 1,083,694 shares of common stock held by Zygote Ventures LLC, of which Mr. Fiddler is the managing member. Mr. Fiddler may be deemed to beneficially own the shares held directly by each of JAZEM I Family Partners, LP and Zygote Ventures LLC.
(11) Includes (i) 3,258,047 shares of common stock subject to options held by all current executive officers and directors that are exercisable within 60 days of March 13, 2025, and (ii) 104,448 shares of common stock underlying restricted stock units vesting or vested and subject to deferred settlement within 60 days of March 13, 2025.
ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE
Settlement Agreement and Exchange Agreement
On February 14, 2025, we entered into a settlement agreement with the Sponsor. We currently owe approximately $2.9 million in excise tax liability (the “Excise Tax Liability”) pursuant to Section 4501 of the Internal Revenue Code for redemptions of shares of GAMC Class A common stock in 2023 by the stockholders of GAMC prior to the consummations Business Combination. We have proposed to IRS a payment plan whereby we would be permitted to pay the Excise Tax Liability over a series of payments over time (the “Payment Plan”).
Pursuant to the Settlement Agreement, the Sponsor shall (i) use its commercially reasonable efforts to provide or organize financing for us in an amount of $10 million to close by August 13, 2025 (the “Financing”) and (ii) (a) in the event that the IRS grants the Payment Plan, the Sponsor shall pay to us 75% of the total amount of each payment due to the IRS thereunder no less than 7 calendar days prior to the due date for each payment (the “Golden Arrow Payment Contribution”) or (b) in the event the IRS denies our request for a Payment Plan, the Sponsor shall either (A) close the

Financing by August 13, 2025 or (B) pay to us 75% of the total amount of the then-outstanding Excise Tax Liability as well as all accrued interest on the entire Excise Tax Liability on August 13, 2025. The Golden Arrow Payment Contribution will continue until the earlier of (i) an aggregate amount of at least $6 million of Financing is successfully closed or (ii) the Excise Tax Liability is fully paid. Notwithstanding the foregoing, the Sponsor’s payments shall be capped at, and shall not exceed, the total amount the Sponsor received from selling 50% of the shares of our common stock held by the Sponsor on February 14, 2025.
Additionally, as partial consideration for entering into the Settlement Agreement, we and the Sponsor have agreed to exchange the 5,000,000 Private Placement Warrants held by the Sponsor for a warrant to purchase 5,000,000 shares of common stock (the “Settlement Warrant”) at an exercise price of $0.50 per share, the average closing price of our common stock on the five trading days immediately preceding our entry into the Exchange Agreement. The Settlement Warrant will be exercisable immediately upon issuance and will terminate on the fifth anniversary of the issuance date.
If, for any consecutive ten trading day period while the Settlement Warrant is outstanding, the closing price of our common stock is equal to or greater than $0.85 (the “Forced Exercise Triggering Event”), then we shall have the right, in our sole discretion and upon written notice given at any time within 20 days of the initial occurrence of the Forced Exercise Triggering Event (the “Forced Exercise Notice”) delivered to the holder of the Settlement Warrant, to force the Holder to cash exercise the Settlement Warrant with respect to the number of shares of common stock that represents up to the lesser of (i) 2,500,000 shares of common stock or (ii) the unexercised portion of the Settlement Warrant.
Amended and Restated Registration Rights and Lock-up Agreement
In March 2021, GAMC entered into a registration rights agreement with the Sponsor, and its directors and officers, with respect to the Founder Shares, Private Placement Warrants and warrants that may be issued upon conversion of working capital loans. In connection with the Closing, we entered into an amended and restated Registration Rights and Lock-Up agreement with the Sponsor, former GAMC directors and officers, Bolt Threads directors and officers, and certain Bolt Threads stockholders. Pursuant to the Registration Rights and Lock-up Agreement, we agreed to register for resale, pursuant to Rule 415 under the Securities Act, certain shares of common stock and other equity securities that are held by the parties thereto from time to time, subject to the restrictions on transfer therein. The stockholders who are party to the Registration Rights and Lock-up Agreement also have customary demand and piggyback registration rights for so long as their securities constitute “registrable securities” for purposes of the agreement. We will bear the expenses incurred in connection with the filing of any such registration statements and any offering conducted pursuant to the terms of the Registration Rights and Lock-up Agreement, except that the stockholders will pay their own brokerage and underwriting commissions.
Additionally, pursuant to the Registration Rights and Lock-up Agreement, certain Bolt stockholders and the Sponsor are subject to certain restrictions on transfer with respect to the shares of common stock issued as part of the transaction consideration and certain shares of common stock held by the Sponsor and certain stockholders of GAMC (the “Lock-Up Shares”). Such restrictions began at Closing and end on February 14, 2025, subject to certain exceptions.
The Registration Rights and Lock-up Agreement resulted in the termination of the Legacy Registration Rights Agreement.
Sponsor Subscription Agreement
In connection with the Business Combination, on October 4, 2023, the Sponsor entered into a Subscription Agreement, pursuant to which the Sponsor originally agreed to purchase 800,000 shares of GAMC Class A common stock at a purchase price of $10.00 per share. In February 2024 and June 2024, respectively, the Subscription Agreements, including the Sponsor’s Subscription Agreement, were amended to reduce the commitments of the PIPE Subscribers to the extent such PIPE Subscribers purchased additional Convertible Notes from Bolt substantially concurrently with such amendments. The sale of additional Convertible Notes from Bolt at such times, rather than the sale of PIPE Shares at the Closing, was intended to ensure Bolt had adequate working capital to support its operations during the pendency of the Business Combination. Following such amendments and the Sponsor’s purchases of additional Convertible Notes, the Sponsor purchased an aggregate of $10,000,000 in Convertible Notes and was not obligated to purchase any PIPE Shares.
Certain Bolt Threads Relationships and Related Transactions
Note Purchase Agreement

In connection with the signing of the Business Combination Agreement, on October 4, 2023, Bolt Threads and certain investors in the PIPE entered into that certain Note Purchase Agreement (the “Note Purchase Agreement”). Pursuant to the Note Purchase Agreement, Bolt Threads issued Convertible Notes to the PIPE Subscribers in an aggregate principal amount of $29.6 million, which accrued interest at a rate of 8% per annum, compounded quarterly, along with warrants to purchase Bolt Threads common stock at an exercise price of $0.001 per share (the “Bridge Warrants”). The Bridge Warrants gave the holder the right to purchase two shares of Bolt Threads common stock with an exercise price per warrant equal to $0.001. Proceeds from the sale of the Bridge Notes were used or are being used to satisfy working capital requirements of Bolt Threads prior to the completion of the Business Combination and thereafter.
Immediately prior to the consummation of the Business Combination, the outstanding principal and unpaid accrued interest due on the Convertible Notes converted into Bolt Threads common stock at a conversion price equal to $100 million divided by Bolt Threads’ fully diluted shares and the Bridge Warrants automatically exercised, and such shares of Bolt Threads common stock were exchanged for shares of common stock pursuant to the terms of the Business Combination Agreement.
The following table summarizes the aggregate purchases made by the Sponsor and the Bolt Threads Related Investors pursuant to the Note Purchase Agreement.

Participants(1)	Bolt Threads Common Stock Underlying Bridge Warrants	Aggregate Purchase Price of Bridge Warrants and Convertible Notes
Golden Arrow Sponsor, LLC	—	$10,000,000
Entities affiliated with Foundation Capital(2)	—	$1,259,021
Anderson Investments Pte. Ltd.	—	$5,817,843
Scottish Mortgage Investment Trust PLC	—	$3,849,632
Formation8 Partners Fund I, L.P.	—	$2,007,845
Entities affiliated with Top Tier(3)	3,375,460	$2,500,000
Jerry Fiddler(4)	695,397	$500,000
(1) Additional details regarding stockholders that beneficially own more than 5% of our Common stock are provided in the section titled “Beneficial Ownership.”
(2) Consists of (i) $1,245,110 funded by Foundation Capital VI, L.P. and (ii) $13,911 funded by Foundation Capital VI Principals Fund, L.L.C.
(3) Consists of (i) $2,250,000 funded by Top Tier Venture Capital VII Holdings, and (ii) $250,000 funded by Top Tier Venture Velocity Fund, L.P.
(4) Includes (i) $55,844 funded by JAZEM I Family Partners, LP and (ii) $444,156 funded by Zygote Ventures LLC, which includes (a) $444,156 in Convertible Notes and (b) 695,397 shares of Bolt Threads common stock underlying its Bridge Warrant.
Ginkgo Note Purchase Agreement
On December 29, 2023, Bolt Threads entered into an amendment (the “Ginkgo Note Purchase Agreement Amendment No. 1”) to the Ginkgo Note Purchase Agreement to modify its outstanding senior secured notes (the “Senior Secured Notes”) held by Ginkgo. Under the terms of the modification, the $30.0 million outstanding in Senior Secured Notes was converted into (i) $10.0 million of outstanding principal was exchanged for a convertible note with the same terms as the convertible notes issued pursuant to the Note Purchase Agreement entered into by the PIPE Subscribers (ii) $11.8 million of Senior Secured Notes, (iii) a nonexclusive right to license certain of Bolt Threads’ intellectual property, and (iv) a reduction of Bolt Threads’ outstanding prepaid balance under the 2022 Technical Development Agreement by $5.4 million. As of June 30, 2024, the prepaid balance remaining under the 2022 Technical Development Agreement was $3.9 million.

The interest rate of the remaining Senior Secured Notes was amended, from the existing rate of treasury rate plus 6.00% per annum, to 12.00% per annum, and the maturity date of the remaining Senior Secured Notes was extended, from the existing maturity date of October 14, 2024, to December 31, 2027. As of June 30, 2024, $12.5 million of Senior Secured Notes was outstanding and the effective interest rate was 8.1%.
In April 2024, Bolt Threads entered into a second amendment to the Ginkgo Note Purchase Agreement (the “Ginkgo Note Purchase Agreement Amendment No. 2”). Pursuant to the second amendment, the interest from the Ginkgo NPA Amendment effective date until the occurrence of the SPAC transaction was paid in kind by capitalizing and adding such accrued interest to the principal of the Amended Senior Notes at our option. In addition, upon the occurrence of the SPAC transaction, Bolt prepaid an aggregate principal amount of the Amended Senior Notes equal to $0.5 million.
Securities Purchase Agreement
On November 25, 2024, we entered into a Securities Purchase Agreement (the “Purchase Agreement”) with Daniel Widmaier, David Breslauer, Randy Befumo, Jeri Finard, and an entity affiliated with Jerry Fiddler (collectively, the “Purchasers”). Pursuant to the Purchase Agreement, the Company sold an aggregate of 1,058,826 shares of its common stock, par value $0.0001 per share, to the Purchasers for aggregate gross proceeds of approximately $360,000 before deducting any offering expenses. The purchase price for each share was $0.34, which was equal to the closing price of the Company’s common stock on Nasdaq on the date the Purchase Agreement was entered.
Related Person Transaction Policy
Our board of directors has adopted a written related person transaction policy that sets forth the following policies and procedures for the review and approval or ratification of related person transactions. A “related person transaction” is a transaction, arrangement or relationship (subject to specified exceptions) in which the Company or any of its subsidiaries was, is or will be a participant, the amount of which involved exceeds the lesser of $120,000 or 1% of total assets for so long as the Company is a "smaller reporting company" as defined under SEC rules, and in which any related person had, has or will have a direct or indirect material interest. A “related person” means:
•any person who is, or at any time during the applicable period was, one of our executive officers or directors;
•any person who is known by us to be the beneficial owner of more than 5% of our voting stock; and
•any immediate family member of any of the foregoing persons, which means any child, stepchild, parent, stepparent, spouse, sibling, mother-in-law, father-in-law, son-in-law, daughter-in-law, brother-in-law or sister-in-law of a director, executive officer or a beneficial owner of more than 5% of our voting stock, and any person (other than a tenant or employee) sharing the household of such director, executive officer or beneficial owner of more than 5% of our voting stock.
We have policies and procedures designed to minimize potential conflicts of interest arising from any dealings we may have with our affiliates and to provide appropriate procedures for the disclosure of any real or potential conflicts of interest that may exist from time to time. Specifically, pursuant to our audit committee charter, the audit committee has the responsibility to review related party transactions.
See Item 10 "Directors, Executive Officers and Corporate Governance—Corporate Governance—Director Independence" for discussion regarding director independence and qualifications.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES
Auditor Fees
The following table sets forth the approximate aggregate fees billed to the Company by Elliott Davis PLLC in fiscal years 2024 and 2023 (in thousands):

Fee Category	2024	2023
Audit Fees	$850	$1,550
Total	$850	$1,550

Audit Committee Pre-Approval Policy and Procedures

Our Audit Committee’s charter provides that the Audit Committee must pre-approve any audit and non-audit service provided to the Company by the independent auditor, unless the engagement is entered into pursuant to appropriate preapproval policies established by the Committee or if such service falls within available exceptions under SEC rules. Other than with respect to the annual audit of the Company’s consolidated financial statements, the chair of the Committee is authorized to pre-approve other audit services and non-audit services provided to the Company by the independent auditor on behalf of the Committee and each such pre-approval decision will be presented to the full Committee at its next scheduled meeting. All services to the Company provided by our independent registered public accounting firm in 2024 were approved in accordance with such pre-approval policies and consistent with SEC rules.

PART IV
ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES
Financial Statements and Financial Statement Schedules
(1)All financial statements
The financial statements of Bolt Projects Holdings, Inc., together with the report thereon of Elliott Davis PLLC, an independent registered public accounting firm, are included in this annual report on Annual Report on Form 10-K beginning on page 57.
(2)Financial statement schedules
All schedules have been omitted because the information required to be set forth therein is not applicable or is shown in the financial statements or notes thereto.
(3)Exhibits
EXHIBIT INDEX

Exhibit		Incorporated by Reference				Filed/ Furnished Herewith
Number	Exhibit Description	Form	File No.	Exhibit	Filing Date
2.1+	Business Combination Agreement, dated as of October 4, 2023, by and among the Company, Beam Merger Sub, Inc. and Bolt Threads, Inc.	S-4/A	333-276849	2.1	7/10/2024
2.2+	Amendment No. 1 to the Business Combination Agreement, dated as of June 10, 2024, by and among the Company, Beam Merger Sub, Inc. and Bolt Threads, Inc.	8-K	001-40223	2.1	6/13/2024
3.1	Second Amended and Restated Certificate of Incorporation, dated as of August 13, 2024.	8-K	001-40223	3.1	8/19/2024
3.2	Amended and Restated Bylaws, dated as of August 13, 2024.	8-K	001-40223	3.2	8/19/2024

4.1	Specimen Common Stock Certificate.	S-1	333-282014	4.1	9/9/2024
4.2	Specimen Warrant Certificate.	S-1/A	333-253465	4.3	3/5/2021
4.3	Warrant Agreement between the Company and Continental Stock Transfer & Trust Company, dated as of March 16, 2021.	8-K	001-40223	4.1	3/22/2021
4.4	Common Stock Purchase Warrant, between the Company and Triton Funds LP, dated as of February 13, 2025.	8-K	001-40223	4.1	2/14/2025
4.5	Warrant Agreement between the Company and Golden Arrow Sponsor LLC, dated as of March 5, 2025.					*
4.6	Description of Securities					*
10.1	Amended and Restated Registration Rights and Lock-Up Agreement, dated as of August 13, 2024, by and between the Company and each of the executive officers and directors of the Registrant.	8-K	001-40223	10.7	8/19/2024
10.2	Investment Management Trust Agreement between the Company and Continental Stock Transfer & Trust Company, dated as of March 16, 2021.	8-K	001-40223	10.2	3/22/2021
10.3	Amendment to Investment Management Trust Agreement between the Company and Continental Stock Transfer & Trust Company, dated as of March 15, 2023.	8-K	001-40223	10.1	3/22/2023
10.4	Amended and Restated Promissory Note, dated as of March 18, 2022, issued to Golden Arrow Sponsor, LLC.	10-K	001-40223	10.8	3/31/2022
10.5	Promissory Note, dated as of February 25, 2022, issued to Golden Arrow Sponsor, LLC.	10-K	001-40223	10.9	3/31/2022
10.6	Promissory Note, dated as of August 26, 2022, issued to Golden Arrow Sponsor, LLC.	8-K	001-40223	10.1	9/1/2022
10.7	Promissory Note, dated as of March 8, 2023, issued to Golden Arrow Sponsor, LLC.	8-K	001-40223	10.1	3/10/2023
10.8	Promissory Note, dated as of March 17, 2023, issued to Golden Arrow Sponsor, LLC.	8-K	001-40223	10.2	3/22/2023
10.9	Promissory Note, dated as of December 18, 2023, issued to Golden Arrow Sponsor, LLC.	8-K	001-40223	10.1	12/18/2023
10.10	Promissory Note, dated as of April 3, 2024, issued to Golden Arrow Sponsor, LLC.	8-K	001-40223	10.1	4/5/2024
10.11$	Bolt Threads, Inc. 2009 Equity Incentive Plan, as amended.	S-8	333-283288	99.3	11/18/2024
10.12$	Bolt Projects Holdings, Inc. 2024 Employee Stock Purchase Plan.	S-8	333-283288	99.4	11/18/2024
10.13#	Bolt Projects Holdings, Inc. 2024 Incentive Award Plan.	8-K	001-40223	10.18	8/19/2024
10.14#	Bolt Projects Holdings, Inc. 2024 Employee Stock Purchase Plan.	8-K	001-40223	10.19	8/19/2024
10.15#	Bolt Project Holdings, Inc. Non-Employee Director Compensation Program.					*
10.16#	Consulting Agreement, dated as of April 23, 2023, by and between Bolt Threads, Inc. and Randy Befumo.	S-4/A	333-276849	10.19	7/10/2024

10.17#	Amendment to Consulting Agreement, dated as of April 11, 2024, by and between Bolt Threads, Inc. and Randy Befumo.	S-4/A	333-276849	10.25	7/10/2024
10.18	Offer Letter, dated as of December 16, 2021 by and between Bolt Threads, Inc. and Cintia Nardi.					*
10.19	Form of Stock Option Agreement (Bolt Threads, Inc. 2009 Equity Incentive Plan, as amended).	S-8	333-283288	99.3(a)	11/18/2024
10.20	Form of Stock Option Grant Notice and Stock Option Agreement (Bolt Threads, Inc. 2019 Equity Incentive Plan).	S-8	333-283288	99.4(a)	11/18/2024
10.21	Form of Restricted Stock Purchase Agreement (Bolt Threads, Inc. 2019 Equity Incentive Plan).	S-8	333-283288	99.4(b)	11/18/2024
10.22	Form of Restricted Stock Units Global Grant Notice and Global Restricted Stock Units Agreement (Bolt Threads, Inc. 2019 Equity Incentive Plan).	S-8	333-283288	99.4(c)	11/18/2024
10.23	Form of Stock Option Grant Notice and Stock Option Agreement (Bolt Projects Holdings, Inc. 2024 Incentive Award Plan).	S-8	333-283288	99.1(a)	11/18/2024
10.24	Form of Restricted Stock Unit Award Grant Notice and Restricted Stock Unit Award Agreement (Bolt Projects Holdings, Inc. 2024 Incentive Award Plan).	S-8	333-283288	99.1(b)	11/18/2024
10.25	Amendment No. 1 to Senior Secured Note Purchase Agreement, dated as of December 29, 2023, by and between Bolt Threads, Inc. and Ginkgo Bioworks, Inc.	S-4/A	333-276849	10.2	7/10/2024
10.26	Amendment No. 2 to Senior Secured Note Purchase Agreement, dated as of April 3, 2024, by and between Bolt Threads, Inc. and Ginkgo Bioworks, Inc.	S-4/A	333-276849	10.21	7/10/2024
10.27	Amendment No. 3 to Senior Secured Note Purchase Agreement, dated as of May 31, 2024, by and between Bolt Threads, Inc. and Ginkgo Bioworks, Inc.	S-4/A	333-276849	10.27	7/10/2024
10.28	Amended and Restated Note, dated as of December 29, 2023, by and between Bolt Threads, Inc. and Ginkgo Bioworks, Inc.	S-4/A	333-276849	10.20	7/10/2024
10.29	Convertible Note, dated as of December 29, 2023, by and between Bolt Threads, Inc. and Ginkgo Bioworks, Inc.	S-4/A	333-276849	10.23	7/10/2024
10.30	Service Agreement, dated as of August 12, 2023, by and between Bolt Threads, Inc. and Laurus Bio Private Limited.	S-4/A	333-276849	10.24	7/10/2024
10.31	Service Agreement, dated as of October 17, 2024, by and between Bolt Projects Holdings, Inc. and Laurus Bio Private Limited.					*
10.32	Supply and License Agreement, dated as of August 1, 2021, by and between Bolt Threads, Inc. and Vegamour, Inc.	8-K	001-40223	10.27	8/19/2024

10.33	Amendment No. 1 to Supply and License Agreement, dated as of August 19, 2022, by and between Bolt Threads, Inc. and Vegamour, Inc.	S-4/A	333-276849	10.26(a)	7/10/2024
10.34	Amendment No. 2 to Supply and License Agreement, dated as of April 18, 2023, by and between Bolt Threads, Inc. and Vegamour, Inc.	S-4/A	333-276849	10.26(b)	7/10/2024
10.35	Form of Director and Officer Indemnification Agreement.	S-4/A	333-276849	10.28	7/10/2024
10.36	Common Stock Purchase Agreement, dated February 13, 2025, between the Company and Triton Funds LP.	8-K	001-40223	10.1	2/14/2025
10.37	Settlement Agreement, dated February 14, 2025, between the Company and Golden Arrow Sponsor LLC.	8-K	001-40223	10.1	2/14/2025
10.38	Exchange Agreement, dated February 14, 2025, by and between the Company and Golden Arrow Sponsor LLC.	8-K	001-40223	10.2	2/14/2025
19.1	Bolt Projects Holdings, Inc. Insider Trading Compliance Policy and Procedures.					*
21.1	List of Subsidiaries.	8-K	001-40223	21.1	8/19/2024
23.1	Consent from Elliott Davis, PLLC, independent registered public accounting firm.					*
31.1	Certification of Principal Executive Officer pursuant to Rule 13a-14(a)/15d-14(a).					*
31.2	Certification of Principal Financial Officer pursuant to Rule 13a-14(a)/15d-14(a).					*
32.1	Certification of Principal Executive Officer pursuant to 18 U.S.C. Section 1350.					**
32.2	Certification of Principal Financial Officer pursuant to 18 U.S.C. Section 1350.					**
97.1	Bolt Projects Holdings, Inc. Policy for Recovery of Erroneously Awarded Compensation.					*
101.INS	Inline XBRL Instance Document – the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.					*
101.SCH	Inline XBRL Taxonomy Extension Schema Document.					*
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document.					*
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document.					*
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document.					*
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document.					*

104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)	*
*Filed herewith.
**Furnished herewith.
+ Schedules and exhibits have been omitted pursuant to Item 601(a)(5) of Regulation S-K. The Registrant agrees to furnish supplementally a copy of any omitted schedule or exhibit to the SEC upon request.
# Indicates management contract or compensatory plan.
ITEM 16. FORM 10-K SUMMARY
Not applicable

SIGNATURES
Pursuant to the requirements of the Securities Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized, on the 18th day of March, 2025.

BOLT PROJECTS HOLDINGS, INC.

Date: March 18, 2025	By:	/s/ Daniel Widmaier
	Name:	Daniel Widmaier
	Title:	Chief Executive Officer (principal executive officer)

BOLT PROJECTS HOLDINGS, INC.

Date: March 18, 2025	By:	/s/ Randy Befumo
	Name:	Randy Befumo
	Title:	Interim Chief Financial Officer (principal financial officer and principal accounting officer)

Pursuant to the requirements of the Securities Act of 1934, as amended, the Registrant has duly caused the Report to be signed on its behalf by the undersigned, thereunto duly authorized on the 18th day of March, 2025.

Name	Title	Date

/s/ Daniel Widmaier	Chief Executive Officer and Director (Principal Executive Officer)	March 18, 2025
Daniel Widmaier

/s/ Randy Befumo	Interim Chief Financial Officer (Principal Financial and Accounting Officer)	March 18, 2025
Randy Befumo

/s/ David Breslauer	Chief Technology Officer and Director	March 18, 2025
David Breslauer

/s/ Ransley Carpio	Director	March 18, 2025
Ransley Carpio

/s/ Jeri Finard	Director	March 18, 2025
Jeri Finard

/s/ Sami Naffakh	Director	March 18, 2025
Sami Naffakh

/s/ Christine Battist	Director	March 18, 2025
Christine Battist

/s/ Jerry Fiddler	Director	March 18, 2025
Jerry Fiddler