Form 10-Q
period 2025-03-31
Bolt Projects Holdings, Inc.
filed 2025-05-12
CIK 1841125

..

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_______________________________________________________________________
FORM 10-Q
_______________________________________________________________________
(MARK ONE)
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2025
or
☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from___________to___________
Commission file number: 001-40223
_______________________________________________________________________
Bolt Projects Holdings, Inc.
(Exact name of registrant as specified in its charter)
_______________________________________________________________________

Delaware	86-1256660
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

2261 Market Street, Suite 5541 San Francisco, CA	94114
(Address of Principal Executive Offices)	(Zip Code)
(415) 325-5912
(Registrant’s telephone number, including area code)
Golden Arrow Merger Corp.
10 E. 53rd Street, 13th Floor
New York, NY 10022
(Former name, former address and former fiscal year, if changed since last report)
_______________________________________________________________________
Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class	Trading symbol	Name of Each Exchange on which registered
Common stock, par value $0.0001 per share	BSLK	The Nasdaq Stock Market LLC
Warrants, each 20 whole warrants exercisable for one share of common stock at an exercise price of $230.00	BSLKW	The Nasdaq Stock Market LLC
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
As of May 9, 2025, the registrant had 2,061,779 shares of common stock, $0.0001 par value per share, issued and outstanding.

i

SELECTED DEFINITIONS
In this document:
“Bolt” means Bolt Projects Holdings, Inc., a Delaware corporation, which was formerly known as Golden Arrow Merger Corp. prior to the Closing.
“Bolt Threads” means Bolt Threads, Inc., a Delaware corporation, and, if the context requires, its consolidated subsidiaries.
“Business Combination” or "Merger" means the transactions contemplated by the Business Combination Agreement.
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
The forward-looking statements in this Quarterly Report on Form 10-Q are only predictions and are based largely on our current expectations and projections about future events and financial trends that we believe may affect our business, financial condition and results of operations. These forward-looking statements speak only as of the date of this Quarterly Report on Form 10-Q and are subject to a number of known and unknown risks, uncertainties and other important factors that could cause actual results to differ materially from those projected in the forward-looking statements, including, but not limited to:
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
•Our revenue is primarily generated from sales of our Vegan Silk Technology Platform, and we are therefore highly dependent on the success of this product.
•Our Vegan Silk Technology Platform and future biomaterial product candidates may not achieve market success, and, if our products do not achieve market success, we may be unable to generate significant revenues.
•We currently rely on a single manufacturing partner and manufacturing facility for the production of our Vegan Silk Technology Platform and in the future intend to rely on a small number of manufacturing partners and manufacturing facilities both in the U.S. and internationally.
•A limited number of customers, distributors and collaboration partners account for a material portion of our revenue, and they may continue to do so for the foreseeable future. The loss of major customers, distributors or collaboration partners could harm our operating results.
•Certain contracts granting exclusivity rights to customers may limit our ability to sell products in certain markets.
•We may face substantial competition from incumbent materials as well as other new entrants, and if we are unable to continue developing innovative products and technologies and/or scale our production of our Vegan Silk Technology Platform, we may fail to gain, or may lose, market share to our competitors.
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
•Other important risk factors that could affect the outcome of the events set forth in these statements and that could affect our operating results and financial condition described in Part I, Item 1A. “Risk Factors” and Part II, Item 7 “Management’s Discussion and Analysis of Financial Condition and Results of Operations” of our Annual Report on Form 10-K for the fiscal year ended December 31, 2024 (the “Annual Report”) and Part I, Item 2. “Management’s Discussion and Analysis of Financial Condition and Results of Operations” of this Quarterly Report on Form 10-Q.
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

PART I — FINANCIAL INFORMATION
Item 1. Financial Statements
BOLT PROJECTS HOLDINGS, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(IN THOUSANDS, EXCEPT SHARE AND PER SHARE AMOUNTS)

	March 31, 2025 (Unaudited)	December 31, 2024
Assets
Current assets:
Cash and cash equivalents	$984	$3,512
Accounts receivable	993	870
Inventory	1,588	1,760
Prepaid expenses and other current assets	1,502	2,593
Total current assets	5,067	8,735

Property and equipment, net	33	21
Deferred transaction costs	171	—
Other non-current assets	3,489	3,474
Total assets	$8,760	$12,230

Liabilities and Stockholders’ Deficit
Current liabilities:
Accounts payable	$780	$413
Accrued expenses and other current liabilities	3,632	3,499
Excise tax payable	2,805	2,925
Total current liabilities	7,217	6,837

Long-term debt, non-current	13,100	13,186
Public placement warrant liability	83	267
Related party private placement warrant liability	744	133
Other non-current liabilities	52	417
Total liabilities	21,196	20,840
Commitments and contingencies (Note 10)
Stockholders’ Deficit:
Common stock: $0.0001 par value, 500,000,000 shares authorized at March 31, 2025 and December 31, 2024; 2,061,779 and 1,714,792 shares issued and outstanding at March 31, 2025 and December 31 2024, respectively	—	—
Additional paid-in capital	455,303	453,172
Accumulated other comprehensive income	21	19
Accumulated deficit	(467,760)	(461,801)
Total stockholders’ deficit	(12,436)	(8,610)
Total liabilities and stockholders’ deficit	$8,760	$12,230
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements

BOLT PROJECTS HOLDINGS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
AND COMPREHENSIVE LOSS
FOR THE THREE MONTHS ENDED MARCH 31, 2025 AND 2024 (UNAUDITED)
(IN THOUSANDS, EXCEPT SHARE AND PER SHARE AMOUNTS)

	Three Months Ended March 31,
	2025	2024 (Revised)
Revenue	$171	$19
Cost of revenue	172	65
Gross loss	$(1)	$(46)
Operating expenses:
Research and development	925	413
Sales and marketing	120	61
General and administrative	4,354	4,752
Total operating expenses	5,399	5,226
Loss from operations	(5,400)	(5,272)
Other income (expense)
Interest expense	(321)	(287)
Remeasurement of convertible preferred stock warrant liability	—	24
Remeasurement of share-based termination liability	—	185
Remeasurement of convertible notes	—	(1,213)
Remeasurement of related party convertible notes	—	(248)
Remeasurement of public placement warrant liability	184	—
Remeasurement of related party private placement warrant liability	(611)	—
Other income, net	189	217
Total other income (expense), net	(559)	(1,322)
Loss before income taxes	(5,959)	(6,594)
Income tax provision	—	—
Net loss	$(5,959)	$(6,594)
Other comprehensive income:
Reporting currency translation	2	23
Comprehensive loss	$(5,957)	$(6,571)

Net loss per share, basic and diluted	$(3.00)	$(28.22)
Weighted-average common shares outstanding, basic and diluted	1,985,621	233,660
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements

BOLT PROJECTS HOLDINGS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CONVERTIBLE PREFERRED STOCK AND STOCKHOLDERS’ DEFICIT
FOR THE THREE MONTHS ENDED March 31, 2025 and 2024 (UNAUDITED)
(IN THOUSANDS, EXCEPT SHARE AND PER SHARE AMOUNTS)

	Convertible Preferred Stock		Common Stock		Additional Paid-In Capital	Accumulated Deficit	Accumulated Other Comprehensive Income (Loss)	Total Stockholders’ Deficit
	Shares	Amount	Shares	Amount
Balances at January 1, 2024	402,429	$93,889	166,793	$—	$283,881	$(396,408)	$(14)	$(112,541)
Stock-based compensation expense	—	—	—	—	98	—	—	98
Reporting currency translation adjustments	—	—	—	—	—	—	23	23
Net loss	—	—	—	—	—	(6,594)	—	(6,594)
Balances at March 31, 2024	402,429	$93,889	166,793	$—	$283,979	$(403,002)	$9	$(119,014)

Balance at January 1, 2025	—	—	1,714,792	$—	$453,172	$(461,801)	$19	$(8,610)
Issuance of common stock for common stock purchase agreement (1)	—	—	342,842	$—	$—	$—	$—	$—
Issuance of common stock for restricted stock units vesting	—	—	4,145	$—	$—	$—	$—	$—
Stock-based compensation expense	—	—	—	$—	$2,131	$—	$—	$2,131
Reporting currency translation adjustments	—	—	—	$—	$—	$—	$2	$2
Net loss	—	—	—	$—	$—	$(5,959)	$—	$(5,959)
Balance at March 31, 2025	—	$—	2,061,779	$—	$455,303	$(467,760)	$21	$(12,436)
(1) See Note 10 - Commitments and Contingencies for more information on the common stock purchase agreement
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements

BOLT PROJECTS HOLDINGS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE THREE MONTHS ENDED MARCH 31, 2025 AND 2024 (UNAUDITED)
(IN THOUSANDS)

	Three Months Ended March 31,
	2025	2024
Operating activities:
Net loss	$(5,959)	$(6,594)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation expense	1	—
Stock-based compensation	2,131	98
Non-cash interest expense	316	36
Non-cash debt issuance costs	—	2,482
Remeasurement of convertible preferred stock warrant liability	—	(24)
Remeasurement of public placement warrant liability	(184)	—
Remeasurement of related party private placement warrant liability	611	—
Remeasurement of share-based termination liability	—	(185)
Remeasurement of convertible notes	—	1,213
Remeasurement of related party convertible notes	—	248
Changes in operating assets and liabilities:
Accounts receivable	(993)	—
Inventory	172	—
Prepaid expenses and other current assets	1,964	(2,455)
Other non-current assets	(14)	—
Accounts payable	366	(191)
Accrued expenses and other current liabilities	(427)	887
Operating lease liabilities	—	(51)
Other non-current liabilities	(451)	—
Net cash used in operating activities	(2,467)	(4,536)
Investing activities:
Purchases of property and equipment	(14)	(13)
Net cash used in investing activities	(14)	(13)
Financing activities:
Payments of deferred transaction costs	(47)	(376)
Proceeds from Bridge Financing Notes	—	4,905
Net cash provided by (used in) financing activities	(47)	4,529
Exchange rate effect on cash, cash equivalents and restricted cash	—	(34)
Net change in cash, cash equivalents and restricted cash	(2,528)	(54)
Cash, cash equivalents and restricted cash at beginning of period	3,512	934
Cash, cash equivalents and restricted cash at end of period	$984	$880
Supplemental cash flow disclosures:
Cash paid for income taxes	$—	$—
Cash paid for interest	$372	$—
Supplemental disclosures of non-cash investing and financing activities:
Deferred transaction costs in accounts payable and accrued expenses	$124	$1,552
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements

BOLT PROJECTS HOLDINGS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
1.    ORGANIZATION AND DESCRIPTION OF BUSINESS
Bolt Projects Holdings, Inc. and its subsidiaries (the “Company”) develops and produces biomaterials products. Its flagship products from its Vegan Silk Technology Platform, b-silk and xl-silk, are a biodegradable and vegan protein polymer and a replacement for silicone elastomers in beauty and personal care. Bolt Projects Holdings, Inc. incorporated in the state of Delaware and is headquartered in California.
Basis of Consolidation and Presentation
On October 4, 2023, Bolt Threads, Inc. (“Legacy Bolt”) and Golden Arrow Merger Corp. (“GAMC” or the "Sponsor"), a Delaware corporation, entered into a Business Combination Agreement (the “Merger Agreement”) with Beam Merger Sub, Inc., a Delaware corporation and a wholly-owned subsidiary of GAMC (the “Merger Sub”). On August 13, 2024 (the “Closing Date”), a merger transaction between Legacy Bolt and GAMC was completed. Pursuant to the Merger Agreement, (i) on the Closing Date, the Merger Sub merged with and into Legacy Bolt (together with the other transactions contemplated by the Merger Agreement, the “Merger” or the “SPAC transaction”), with the Merger Sub ceasing to exist and Legacy Bolt surviving as a wholly owned subsidiary of GAMC and (ii) GAMC changed its name to Bolt Projects Holdings, Inc. Unless the context otherwise requires, references in this Quarterly Report on Form 10-Q to the “Company,” “Bolt”, “we,” “us,” or “our” refer to the business of Bolt Threads, Inc., which became the business of Bolt Projects Holdings, Inc. and its subsidiaries following the Closing Date.
Prior to the Merger, GAMC Class A common stock, and Public Placement Warrants (see Note 7 – Warrants) were listed on the Nasdaq Global Market (“Nasdaq”) under the symbols “GAMC” and “GAMCW,” respectively. On August 14, 2024, the Company’s Common stock and Public Warrants (see Note 7 – Warrants) began trading on the Nasdaq under the symbols “BSLK” and “BSLKW”, respectively. See Part II, Item 8 “Financial Statements and Supplementary Data - Note 4 to the Consolidated Financial Statements - Reverse Merger” in the 2024 Annual Report on Form 10-K for the year ended December 31, 2024 (the “Form 10-K”) for more information.
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
The equity structure has been retroactively restated in all comparative periods up to the Closing Date, to reflect the number of shares of the Company’s Common stock, $0.0001 par value per share, issued to Legacy Bolt shareholders and Legacy Bolt convertible preferred shareholders in connection with the Merger. As such, the shares and corresponding capital amounts and earnings per share related to Legacy Bolt Convertible Preferred Stock and Legacy Bolt common stock prior to the Merger have been retroactively restated as shares reflecting the exchange ratio established in the Merger.
Reverse Stock Split
On April 21, 2025, Bolt Projects Holdings, Inc. (the “Company”) effected a 1-for-20 reverse stock split of its common stock (the “Reverse Stock Split”). As previously disclosed, at its special meeting of stockholders held on April 9, 2025 (the “Special Meeting”), the stockholders of the Company approved a proposal to authorize the Company’s Board of Directors (the “Board”), in its discretion following the Special Meeting, to amend the Company’s Second Amended and Restated Certificate of Incorporation (the “Certificate of Incorporation”) to effect a reverse stock split of all of the outstanding shares of the Company’s common stock, par value $0.0001 per share, in a ratio within the range from each whole number between and including ten (10) and twenty (20) (the “Reverse Split Ratios”). On April 9, 2025, following the Special Meeting, the Board approved the Reverse Stock Split at a ratio of 1-for-20. On April 21, 2025, the Company filed with the Secretary of State of the State of Delaware a certificate of amendment (the “Certificate of Amendment”) to amend the Certificate of Incorporation to effect the Reverse Stock Split. The Reverse Stock Split has become effective at 5:00 p.m., Eastern Time, on April 21, 2025.
As a result of the Reverse Stock Split, every 20 shares of the Company’s common stock issued or outstanding were automatically reclassified into one new share of common stock. No fractional shares will be issued in connection with the Reverse Stock Split. Stockholders who would otherwise be entitled to receive fractional shares as a result of the Reverse Stock Split will be entitled to a cash payment in lieu thereof at a price equal to the fraction to which the stockholder would otherwise be entitled multiplied by the closing sales price per share of the common stock (as adjusted to give effect to the Reverse Stock Split) on The Nasdaq Stock Market LLC on April 21, 2025, the last trading day immediately preceding the effective time of the Reverse Stock Split.
Proportionate adjustments have been made to the number of shares underlying the Company’s outstanding warrants and equity awards, as applicable, as well as to the number of shares issuable under the Company’s equity incentive plans and certain existing agreements, as well as the exercise price, as applicable. The common stock issued pursuant to the Reverse Stock Split remain fully paid and non-assessable. The Reverse Stock Split did not affect the number of authorized shares of common stock or the par value of the common stock.
There was no net effect on total stockholders' equity, and the par value per share of our common stock remains unchanged at $0.0001 per share after the Reverse Stock Split. All references made to share or per share amounts in the accompanying unaudited interim condensed consolidated financial statements and applicable disclosures have been retroactively adjusted for all periods presented to reflect the applicable effects of the Reverse Stock Split and the reduction in the number of authorized shares of common stock and preferred stock effected by the Charter Amendment.
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
2.    LIQUIDITY AND GOING CONCERN
The Company has not historically been profitable and has had negative cash flow from operations since inception. During the three months ended March 31, 2025, the Company incurred a net loss of $6.0 million. During the three months ended March 31, 2025, the Company used $2.5 million of cash in operations. As of March 31, 2025, the Company had an accumulated deficit of $467.8 million, a negative net working capital of $2.2 million, and cash and cash equivalents of $1.0 million.
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
These uncertainties raise substantial doubt regarding the Company’s ability to continue as a going concern for a period of twelve months subsequent to the issuance date of the unaudited interim condensed consolidated financial statements included in this report. Certain elements of the operating plan to alleviate the conditions that raise substantial doubt, include but are not limited to the Company’s ability to achieve its operating cash flow targets and the ability to restructure its current debt, both of which are outside of the Company’s control. Accordingly, the Company cannot conclude that management’s plans will be effectively implemented within one year from the date the unaudited interim condensed consolidated financial statements are issued. These factors raise substantial doubt about the Company’s ability to continue as a going concern within one year from the date the unaudited interim condensed consolidated financial statements are issued. The unaudited interim condensed consolidated financial statements do not contain any adjustments that might result from the outcome of this uncertainty.
3.    SIGNIFICANT ACCOUNTING POLICIES
Unaudited Interim Condensed Consolidated Financial Statements
The accompanying interim condensed consolidated balance sheet at March 31, 2025, the interim condensed consolidated statements of operations and comprehensive loss for the three months ended March 31, 2025 and 2024, the interim condensed consolidated statements of convertible preferred stock and stockholders’ deficit for the three months ended March 31, 2025 and 2024, the interim condensed consolidated statements of cash flows for the three months ended March 31, 2025 and 2024, and amounts relating to the interim periods included in the accompanying notes to the interim condensed consolidated financial statements are unaudited. The unaudited interim condensed consolidated financial statements have been prepared on the same basis as the audited annual consolidated financial statements, and in management’s opinion, includes all adjustments, consisting of only normal recurring adjustments, necessary for the fair presentation of the Company’s consolidated balance. Operating results for the interim periods presented are not necessarily indicative of results to be expected for the year ending December 31, 2025 or for any other interim period.
These unaudited interim condensed consolidated financial statements should be read in conjunction with the Company’s audited consolidated financial statements and notes thereto for the years ended December 31, 2024 and 2023.
Correction of an Error
It was identified that certain 2024 expenses previously recorded as research and development were related to activities that should be recorded as general and administrative. As a result, management has corrected this error by increasing general and administrative expense by $0.2 million and decreasing research and development expense by $0.2 million for the three months ended March 31, 2024. This classification adjustment was made to better reflect the nature of the expenses in accordance with U.S. GAAP. The misclassification has no impact on the Company’s total operating expenses, net loss, or net loss per share. The Company analyzed the potential impact of the misclassification error in accordance with the appropriate guidance, from both a qualitative and quantitative perspective, and concluded that the error was not material to any prior year period.
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
The CODM assesses performance for the segment and decides how to allocate resources based on expenses and net loss that also is reported on the consolidated statements of operations and comprehensive loss as total consolidated net loss. The measure of segment assets is reported on the consolidated balance sheets as total consolidated assets. Substantially all of the Company’s tangible long-lived assets are located in the United States. As such, long-lived assets by geographic location are not presented. All of the Company's revenues are generated in the United States.
When evaluating the Company’s financial performance, the CODM reviews the US GAAP financial statements, forecasts, budgets, and the cash position of the Company in deciding whether to reinvest in the Vegan Silk Technology Platform segment or into other parts of the entity, such as making acquisitions or to pay dividends.
Risks and Uncertainties
The Company’s future results of operations involve risks and uncertainties. Factors that could affect the Company’s future operating results and cause actual results to vary materially from expectations include, but are not limited to, rapid technological change, continued demand for the Company’s services, the acquisition and retention of significant customers, stability of global financial markets, cybersecurity breaches and other disruptions that could compromise the Company’s information or results, business disruptions that are caused by natural disasters or pandemic events, competition from substitute products and larger companies, government regulations and oversight, uncertainty in the U.S. policy on international trade relations and barriers to trade, patent and other types of litigation, ability to protect proprietary technology, and dependence on key individuals.
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
Assets outside of the U.S. were immaterial, or less than 1.0%, of total assets at March 31, 2025 and December 31, 2024, respectively.
During the three months ended March 31, 2025 and 2024, separate single customer represented 88% and 94% of total revenue, respectively.
Inventory
Inventory consists of finished b-silk powder. Inventory is recorded at the lower of the weighted average cost and net realizable value using the specific identification method based on contractual selling price. Write downs of b-silk inventory are recognized as a charge to cost of revenue. No impairment was recognized during the three months ended March 31, 2025 and 2024.
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
Deferred Transaction Costs
Deferred transaction costs consist of direct legal, accounting, filing and other fees and costs directly attributable to the Triton Financing (See Note 10 - Commitments and Contingencies). The deferred transaction costs were $0.2 million at March 31, 2025.
Long-Lived Assets and Impairment Assessment
The Company reviews its depreciable long-lived assets, such as property and equipment, for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. An impairment loss may be recognized when the undiscounted cash flows expected to be generated by a long-lived asset (or asset group) are less than its carrying value. Any required impairment loss would be measured as the amount by which the asset’s (or asset group’s) carrying value exceeds its fair value and would be recorded as a reduction in the carrying value of the related asset and reflected in the interim condensed consolidated statements of operations and comprehensive loss. No impairment charges were recorded on any long-lived assets during the three months ended March 31, 2025.
Convertible Notes
Convertible notes are regarded as hybrid instruments, consisting of a liability component and an equity component. The Company determined that it is eligible for the fair value option election in connection with the convertible notes (“Convertible Notes”) under the Bridge NPA issued in October 2023, in February 2024, in June 2024, and in July 2024, and the Ginkgo NPA Amendment issued in December 2023 (see Note 6 — Borrowings) as each instrument met the definition of a “recognized financial liability” which is an acceptable financial instrument eligible for the fair value option under ASC 825-10-15-4 and do not meet the definition of any of the financial instruments found within ASC 825-10-15-5 that are not eligible for the fair value option. Therefore, the Company elected to apply the fair value option to account for the Convertible Notes upon issuance. Accordingly, no features of the Convertible Notes are bifurcated and separately accounted for. At the date of issuance, the fair value for each instrument is derived from the instrument’s implied discount rate at inception. The Convertible Notes were subsequently remeasured at each reporting period until they were converted pursuant to the Merger. The change in fair value of the convertible notes is recognized in the interim condensed consolidated statements of operations and comprehensive loss as the remeasurement of the convertible notes. Additionally, all issuance costs incurred in connection with the Convertible Notes were expensed during the period the debt was acquired and were included in general and administrative expenses within the interim condensed consolidated statement of operations and comprehensive loss.
Share-Based Termination Liability
The share-based termination liability is recorded for contract termination costs when the Company terminates a contract or stops using the product or service covered by the contract in exchange for an issuance of the new public company shares. The new public company shares are not considered to be indexed to the Company’s own shares at the time the termination occurred. Therefore, the share-based termination is classified as a liability as it does not qualify for the scope exception for derivative accounting under ASC 815-10. The share-based termination liability is initially recorded at fair value on the termination date and remeasured at fair value each balance sheet date with the offset adjustments recorded in remeasurement of share-based termination liability within the interim condensed consolidated statements of operations and comprehensive loss. The share-based termination liability was settled in September 2024.
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
Financial assets and liabilities held by the Company measured at fair value on a recurring basis at March 31, 2025 and December 31, 2024 include share-based termination liability, convertible notes, convertible preferred stock warrant liability, public placement warrant liability, and related party private placement warrant liability (see Note 4 – Fair Value Measurements).
The Company’s long-term debt, non-current, which is the Amended Senior Notes (see Note 6 – Borrowings), is classified within Level 2 of the fair value hierarchy. The carrying value of the long-term debt, non-current approximates the fair value as the interest rate on the Amended Senior Notes is based on a rate which reflects terms similar to those the Company could currently secure in the open market.
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
In arrangements where another party is involved in providing products to a customer, the Company evaluates whether it acts as a principal or agent in the transaction. To the extent the Company acts as the principal, revenue is reported on a gross basis. To the extent the Company acts as the agent, revenue is reported on a net basis. In this evaluation, the Company considers if the Company obtains control of the specified goods or services before they are transferred to the customer, as well as other indicators such as the party primarily responsible for fulfillment, inventory risk, and discretion in establishing price. For the three months ended March 31, 2025 and 2024, the Company has determined it is acting as the principal in its revenue arrangements due to the Company being primarily responsible for fulfillment of the arrangement and having discretion in establishing the price.
The timing of revenue recognition may differ from the timing of invoicing to customers, and these timing differences result in receivables (billed or unbilled), contract assets, or contract liabilities (deferred revenue) on the Company’s interim condensed consolidated balance sheets. The Company records a contract asset when revenue is recognized prior to the right to invoice, or deferred revenue when revenue is recognized subsequent to invoicing. The Company had zero contract assets and deferred revenue at March 31, 2025 and December 31, 2024.
Recent Accounting Pronouncements
Accounting Pronouncements Not Yet Adopted
In December 2023, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update ("ASU") 2023-09, Income Taxes (Topic 740): Improvements to Income Tax Disclosures, which provides qualitative and quantitative updates to the rate reconciliation and income taxes paid disclosures, among others, in order to enhance the transparency of income tax disclosures, including consistent categories and greater disaggregation of information in the rate reconciliation and disaggregation by jurisdiction of income taxes paid. The amendments in ASU 2023-09 are effective for fiscal years beginning after December 15, 2024, with early adoption permitted. The amendments should be applied prospectively; however, retrospective application is also permitted. The Company is currently in the process of reviewing the guidance and evaluating its impact on its consolidated financial statements.
In November 2024, the FASB issued ASU 2024-03, Income Statement—Reporting Comprehensive Income—Expense Disaggregation Disclosures, which will require additional expense disclosures for all public entities. The amendments require that at each interim and annual reporting period, an entity will disclose certain disaggregated expenses included in each relevant expense caption, as well as the total amount of selling expenses and, in annual periods, an entity’s definition of selling expenses. ASU 2024-03 is effective for fiscal years beginning after December 15, 2026, and interim periods within fiscal years beginning after December 15, 2027, with early adoption permitted. The Company is currently evaluating the incremental disclosures that will be required in its financial statements.

4.    FAIR VALUE MEASUREMENTS
Fair value accounting is applied for all financial assets and liabilities that are recognized or disclosed at fair value in the financial statements on a recurring basis.
The table below presents the Company’s assets and liabilities measured at fair value on a recurring basis aggregated by the level in the fair value hierarchy at March 31, 2025 (in thousands):

	Level 1	Level 2	Level 3	Total
Liabilities:
Public placement warrant liability	$—	$—	$83	$83
Related party private placement warrant liability	—	—	744	744
Long-term debt, non-current		$13,100		$13,100
Total liabilities	$—	$13,100	$827	$13,927
The table below presents the Company’s assets and liabilities measured at fair value on a recurring basis aggregated by the level in the fair value hierarchy at December 31, 2024 (in thousands):

	Level 1	Level 2	Level 3	Total
Liabilities:
Public placement warrant liability	$—	$—	$267	$267
Related party private placement warrant liability	—	—	133	133
Long-term debt, non-current	—	13,186	—	13,186
Total liabilities	$—	$13,186	$400	$13,586
Level 3 liability valuations are based on unobservable inputs, which reflect the Company’s own assumptions incorporated in valuation techniques used to determine fair value; further discussion of these assumptions is set forth below. There were no transfers into or out of Level 3 of the fair value hierarchy during the periods presented.
Changes in the fair value measurement of Level 3 liabilities are related mainly to unrealized gains (losses) resulting from remeasurement each period and are reflected in the interim condensed consolidated statements of operations and comprehensive loss.
Public Placement Warrant Liability
In connection with the Merger, the Company assumed the Public Placement Warrants (see Note 7 – Warrants) to purchase the Company’s Common stock. The Company accounts for the Public Placement Warrants as a liability in accordance with ASC 815-40-15 since the Public Placement Warrants do not meet the criteria for equity treatment and must be recorded as liabilities. This liability is subject to remeasurement at each balance sheet date until exercised. The fair value of the public placement liability at March 31, 2025 and December 31, 2024 was determined using the Monte Carlo simulation model. The public placement warrant liability represents a Level 3 measurement within the fair value hierarchy as it has been valued using some unobservable inputs.

The key inputs for the Monte Carlo simulation model to value the Public Placement Warrants at March 31, 2025 and December 31, 2024 were as follows:

	March 31, 2025	December 31, 2024
Stock price	$6.15	$9.60
Exercise price	$230.00	$230.00
Redemption Threshold	$360.00	$360.00
Effective expiration date	August 13, 2029	August 13, 2029
Term (years)	4.4	4.6
Volatility	80%	80%
Risk-free rate	3.86%	4.27%
Related Party Private Placement Warrant Liability
In connection with the Merger, the Company assumed the Private Placement Warrants (see Note 7 – Warrants) to purchase the Company’s Common stock, which were issued to the Sponsor, a related party. The Company accounts for the Private Placement Warrants as a liability in accordance with ASC 815-40-15 since the Private Placement Warrants do not meet the criteria for equity treatment and must be recorded as a liability. This liability is subject to remeasurement at each balance sheet date until exercised.
On February 14, 2025, pursuant to a settlement agreement with the Sponsor (see Note 10 – Commitments and Contingencies), the Company exchanged the 250,000 Private Placement Warrants for a warrant to purchase 250,000 shares of common stock (the “Sponsor Warrants”) at an exercise price of $10.00 per share. The warrants will be exercisable immediately upon issuance and will terminate on the fifth anniversary of the issuance date. The related party private placement warrant liability represents a Level 3 measurement within the fair value hierarchy as it has been valued using unobservable inputs.

The fair value of the Private Placement Warrants at February 14, 2025 and December 31, 2024 was determined using the Monte Carlo simulation model. The key inputs for the Monte Carlo simulation model to value the Private Placement Warrants at February 14, 2025 and December 31, 2024 were as follows:

	February 14, 2025	December 31, 2024
Stock price	$13.20	$9.60
Exercise price	$230.00	$230.00
Redemption Threshold	$360.00	$360.00
Effective expiration date	August 13, 2029	August 13, 2029
Term (years)	4.5	4.6
Volatility	80%	80%
Risk-free rate	4.22%	4.27%

The fair value of the Sponsor Warrants at March 31, 2025 and February 14, 2025 was determined using the Monte Carlo simulation model. The key inputs for the Monte Carlo simulation model to value the Sponsor Warrants at March 31, 2025 and February 14, 2025 were as follows:

	March 31, 2025	February 14, 2025
Stock price	$6.15	$13.20
Exercise price	$10.00	$10.00
Effective expiration date	February 14, 2030	February 14, 2030
Term (years)	4.9	5.0
Volatility	79%	84%
Risk-free rate	3.88%	4.24%
Change in Fair Value of Level 3 Liabilities
The change in the fair value of the Level 3 liabilities during the three months ended March 31, 2025 and 2024 was as follows (in thousands):

Public Placement Warrant Liability
Balance at January 1, 2025	$267
Change in estimated fair value	(184)
Balance at March 31, 2025	$83
The change in fair value of the Public Placement Warrants is recognized in the interim condensed consolidated statements of operations and comprehensive loss as the remeasurement of the public placement warrant liability.

Related Party Private Placement Warrant Liability
Balance at January 1, 2025	$133
Change in estimated fair value before modification(1)	71
Change in fair value for exchange of Sponsor Warrants on February 14, 2025(1)	1,816
Change in estimated fair value after modification(1)	(1,276)
Balance at March 31, 2025	$744

(1) See Note 7 – Warrants for more information on the exchange of warrants with the Sponsor and modification of the related party private placement warrant liability.

The net change in fair value of $0.6 million of the related party private placement warrant liability is recognized in the interim condensed consolidated statements of operations and comprehensive loss as the remeasurement of private placement warrant liability.

Convertible Notes
Balance at January 1, 2024	$15,604
Note issuance during the period	3,457
Change in estimated fair value	1,213
Balance at March 31, 2024	$20,274

The change in fair value of the convertible notes is recognized in the interim condensed consolidated statements of operations and comprehensive loss as the remeasurement of the convertible notes. There was no change in fair value attributable to the instrument-specific credit risk for the three months ended March 31, 2024.
There were no convertible notes outstanding as of March 31, 2025 or December 31, 2024. See Part II, Item 8 “Financial Statements and Supplementary Data - Note 8 to the Consolidated Financial Statements - Borrowings and Other Financing Arrangements” in the 2024 Annual Report on Form 10-K for the year ended December 31, 2024 for more information.

Related Party Convertible Notes
Balance at January 1, 2024	$2,133
Note issuance during the period	1,449
Change in estimated fair value	248
Balance at March 31, 2024	$3,830
The change in fair value of the related party convertible notes is recognized in the interim condensed consolidated statements of operations and comprehensive loss as the remeasurement of related party convertible notes. There was no change in fair value attributable to the instrument-specific credit risk for the three months ended March 31, 2024.
There were no related party convertible notes outstanding as of March 31, 2025 or December 31, 2024. See Part II, Item 8 “Financial Statements and Supplementary Data - Note 8 to the Consolidated Financial Statements - Borrowings and Other Financing Arrangements” in the 2024 Annual Report on Form 10-K for the year ended December 31, 2024 for more information.

Share-Based Termination Liability
Balance at January 1, 2024	$6,349
Change in estimated fair value	(186)
Balance at March 31, 2024	$6,163

The change in fair value of the share-based termination liability is recognized in the interim condensed consolidated statements of operations and comprehensive loss as the remeasurement of the share-based termination liability.
There was no share-based termination liability outstanding as of March 31, 2025 or December 31, 2024. See Part II, Item 8 “Financial Statements and Supplementary Data - Note 7 to the Consolidated Financial Statements - Share-based Termination Liability” in the 2024 Annual Report on Form 10-K for the year ended December 31, 2024 for more information.

Convertible Preferred Stock Warrants Liability
Balance at January 1, 2024	$203
Change in estimated fair value	(24)
Balance at March 31, 2024	$179
The change in fair value of the convertible preferred stock warrants is recognized in the interim condensed consolidated statements of operations and comprehensive loss as the remeasurement of the convertible preferred stock warrant liability.

There were no convertible preferred stock warrants outstanding as of March 31, 2025 or December 31, 2024. See Part II, Item 8 “Financial Statements and Supplementary Data - Note 9 to the Consolidated Financial Statements - Warrants” in the 2024 Annual Report on Form 10-K for the year ended December 31, 2024 for more information.
5.    SIGNIFICANT BALANCE SHEET COMPONENTS
Prepaid Expenses and Other Current Assets
Prepaid expenses and other current assets at March 31, 2025 and December 31, 2024, consisted of the following (in thousands):

	March 31, 2025	December 31, 2024
Prepaid expenses	$887	$1,200
Deposits	—	46
Other current assets	615	1,347
Total prepaid expenses and other current assets	$1,502	$2,593
The Company has recorded $0.5 million and $1.2 million of Employee Retention Credits (“ERC”) as other current assets, which are included in prepaid expenses and other current assets in the interim condensed consolidated balance sheets at March 31, 2025 and December 31, 2024, respectively. Under the Coronavirus Aid, Relief, and Economic Security Act (the “CARES Act”), the ERC is a refundable payroll tax credit for businesses and tax-exempt organizations that were affected during the COVID-19 pandemic. Eligible businesses, both for-profit and not-for-profit, that experienced a “significant” decline in gross receipts in any quarter (more than 50% decrease in 2020 from 2019, and more than 20% in 2022) could receive a quarterly refundable payroll tax credit. The Company believes it has reasonably assured qualification and submitted for refunds under the ERC program.
Property and Equipment, net
Property and equipment, net as of March 31, 2025 and December 31, 2024 consisted entirely of equipment. Accumulated depreciation as of March 31, 2025 and December 31, 2024 was immaterial.
Depreciation expense for the three months ended March 31, 2025 and 2024 was immaterial. The depreciation expense is presented within operating expenses and is excluded from cost of revenue.
Other Non-Current Assets
Other non-current assets at March 31, 2025 and December 31, 2024, consisted of the following (in thousands):

	March 31, 2025	December 31, 2024
Prepaid expenses, non-current	$3,489	$3,474
Total other non-current assets	$3,489	$3,474
The prepaid expenses, non-current balance at March 31, 2025 and December 31, 2024 includes $3.0 million of the remaining balance of the upfront payment made by the Company in October 2022 for future technical services to be provided by Gingko Bioworks, Inc. (“Gingko”) (see Note 10 – Commitments and Contingencies).

Accrued Expenses and Other Current Liabilities
Accrued expenses and other current liabilities at March 31, 2025 and December 31, 2024, consisted of the following (in thousands):

	March 31, 2025	December 31, 2024
Accrued professional services	$2,639	$2,091
Accrued payroll and benefits	79	205
Accrued interest expense	694	659
Other accrued expenses	220	544
Total accrued expenses and other current liabilities	$3,632	$3,499

Excise Tax Payable

During the second quarter of 2024, the Internal Revenue Service (“IRS”) issued final regulations with respect to the timing and payment of the excise tax. Pursuant to those regulations, the Company was required to file a return and remit payment for any liability incurred during the period from January 1, 2023 to December 31, 2023 on or before October 31, 2024.

The Company did not pay the excise tax by October 31, 2024, and as of March 31, 2025, owed approximately $2.8 million in excise tax (the “Excise Tax Liability”). The Company is currently making estimated monthly payments over 72 months of $0.04 million to the IRS towards the excise tax obligation. As the Company is unable to pay its obligation in full, it is subject to additional interest and penalties which are currently estimated at 9% interest per annum and a 0.5% underpayment penalty per month or portion of a month up to 25% of the total liability for any amount that is unpaid from November 1, 2024 until paid in full. The Company accrued $0.5 million in interest and penalties as of March 31, 2025 and December 31, 2024, which has been recorded as part of accrued expenses and other current liabilities on the condensed consolidated balance sheets.
6.    BORROWINGS
Senior Secured Notes
In October 2022, the Company and Ginkgo executed several concurrent agreements including a Senior Secured Note Purchase Agreement (the “Ginkgo Note Purchase Agreement”), an amendment to the 2021 Technical Development Agreement (“2021 TDA”), a 2022 Technical Development Agreement (“2022 TDA”), a Pledge and Security Agreement, and Trademark and Patent Security Agreements (see Note 10 – Commitments and Contingencies).
Under the terms of the Ginkgo Note Purchase Agreement, the Company issued and sold to Ginkgo and Ginkgo agreed to purchase senior secured notes (the “Senior Secured Notes”) on October 14, 2022 (the “Notes Issuance Date”), in the aggregate original stated principal amount of $30 million. Upon its execution, the Ginkgo Note Purchase Agreement required the Company to pay Ginkgo $10.0 million as an upfront payment for future technical services to be provided by Ginkgo under the 2022 TDA. The remainder of the proceeds from the Senior Secured Notes issuance may be used by the Company for working capital and general corporate purposes. The Senior Secured Notes initially matured on October 14, 2024 (the "Maturity Date") or earlier upon an event of default as defined by the Ginkgo Note Purchase Agreement.
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
The Senior Secured Notes are collateralized by substantially all of the Company’s assets, and each of its legal subsidiaries’ tangible and intangible assets. The Senior Secured Notes contain customary covenants and events of default. Additionally, the Senior Secured Notes contains subjective acceleration clauses to accelerate the Maturity Date of the Senior Secured Notes in the event that a material adverse change has occurred within the business, operations, or financial condition of the Company. At March 31, 2025, the Company believes that the likelihood of the acceleration of the Maturity Date due to the subjective acceleration clauses is remote.
In December 2023, the Company entered into an amendment to modify the Ginkgo Note Purchase Agreement (“Ginkgo NPA Amendment”). Under the terms of the modification, $10.0 million of outstanding principal was exchanged for a $10.0 million convertible note (“Gingko Convertible Note”), which was subjected to the terms of a separate note purchase agreement with certain investors ("Bridge NPA") (See Part II, Item 8 “Financial Statements and Supplementary Data - Note 8 to the Consolidated Financial Statements - Borrowings and Other Financing Arrangements” in the 2024 Annual Report on Form 10-K for the year ended December 31, 2024 for more information about the Bridge NPA). The remaining $20.0 million of outstanding principal, $0.1 million of unamortized issuance costs, and accrued interest of $1.7 million related to the outstanding principal, were exchanged for amended senior secured notes with a principal balance of $11.8 million (the “Amended Senior Note”), a nonexclusive right to license Bolt Threads’ intellectual property relating to Mylo (“IP Transfer”), and a reduction of the prepaid balance relating to the 2022 TDA by $5.4 million (collectively, the “2023 Ginkgo Amendment”). The Amended Senior Note increased the interest rate from the Senior Secured Notes from the existing rate of treasury rate plus 6% per annum to a fixed rate of 12% per annum. In addition, the Amended Senior Note extended the Maturity Date from October 14, 2024 per the Senior Secured Notes to December 31, 2027.
In April 2024, the Company and Ginkgo entered into the second amendment to the Ginkgo Note Purchase Agreement (the “Ginkgo Note Purchase Agreement Amendment No. 2”). Pursuant to the Ginkgo Note Purchase Agreement Amendment No. 2, the interest from the Ginkgo NPA Amendment effective date until the occurrence of the SPAC transaction shall be paid either entirely in cash or in kind by capitalizing and adding such accrued interest to the principal of the Amended Senior Notes at the option of the Company. In addition, upon the occurrence of the SPAC transaction, the Company shall prepay an aggregate principal amount of the Amended Senior Notes equal to the sum of (i) the product of (x) $250,000 and (y) the number of interest payments that were paid in kind, plus (ii) any accrued but unpaid interest amount. After the Merger consummation in August 2024, the Company paid $0.5 million in principal of the Amended Senior Notes in September 2024.
At December 31, 2024, the total outstanding principal balance under the Amended Senior Note was $12.0 million and had an effective interest rate of 8.3%. The carrying value of the Amended Senior Note was $13.2 million at December 31, 2024, and is included in long-term debt, non-current, in the interim condensed consolidated balance sheet.
At March 31, 2025, the total outstanding balance under the Amended Senior Note was $12.0 million and had an effective interest rate of 8.3%. The carrying value of the Amended Senior Note was $13.1 million at March 31, 2025, and is included in long-term debt, non-current, in the interim condensed consolidated balance sheet.
For the three months ended March 31, 2025 and 2024, interest expense recognized on the Amended Senior Note and Senior Secured Notes was $0.3 million and $0.3 million, respectively. At March 31, 2025 and December 31, 2024, there was $0.4 million and $0.4 million of accrued interest related to the Amended Senior Note, respectively, that is included within the accrued expenses and other current liabilities in the interim condensed consolidated balance sheets. The Company calculates and records interest expenses on the Amended Senior Note using the effective interest method.
At March 31, 2025 and December 31, 2024, management has represented that the Company was in compliance with all applicable covenants under the Amended Senior Note.

The following table summarizes the Company’s stated maturities and future scheduled principal repayments for the Amended Senior Notes at March 31, 2025 (in thousands):

For the remainder of the year ending December 31,	Amount
2025	$—
2026	—
2027	11,960
Total debt principal payments	$11,960
Add: unamortized debt premium	1,140
Total Amended Senior Notes	$13,100
7.    WARRANTS
Private Warrants
In connection with the Company’s various historical debt and equity financing arrangements, the Company issued convertible preferred stock warrants to purchase shares of its various series of convertible preferred stock.
The convertible preferred stock warrants were initially classified as liabilities, with changes in fair value recorded through earnings, as the underlying convertible preferred shares could be redeemed by the holders of these shares upon the occurrence of certain events that are outside of the control of the Company.
Prior to the consummation of the Merger in August 2024, each issued and outstanding convertible preferred stock warrant to purchase Legacy Bolt convertible preferred stock converted into a warrant to purchase shares of the Company’s common stock (the "Private Warrants"), with each warrant subject to the same terms and conditions as were applicable to the original warrant and having an exercise price and number of shares of Common stock purchasable based on an exchange ratio and other terms contained in the Merger Agreement (the “Private Warrants Conversion”).
After the Private Warrants Conversion, Private Warrants are indexed to the Company’s own stock and met all other conditions for equity classification, and they were therefore reclassified into equity classified instruments. Prior to the Private Warrants Conversion, the Company remeasured the convertible preferred stock warrant liability resulting in a final warrant value of $0.2 million. Therefore, the convertible preferred stock warrant liability for these warrants was removed and additional paid-in capital was increased by $0.2 million to account for the equity reclassification.
The following table represents the Private Warrants outstanding at March 31, 2025 and December 31, 2024:

	Issued Date	Exercise Price	Number of shares	Expiration Date
Series A	January 2013	$63.36	631	January 2028
Series B	June 2015	229.99	434	June 2030
Series E	July 2022	1,284.95	778	July 2029
Total			1,843
Public Warrants
In connection with the Company’s Merger in August 2024, the Company assumed warrants to purchase 479,163 shares of the Company’s Common stock (the "Public Placement Warrants"), with an exercise price of $230.00 per share. Additionally, the Company assumed warrants to purchase 250,000 shares of the Company’s Common stock which were issued to the Sponsor, a related party, with an exercise price of $230.00 per share (the “Private Placement Warrants” and together with the Public Placement Warrants, the “Public Warrants”). Public Warrants may only be exercised for a whole number of shares.
The Public Warrants are classified as liabilities in accordance with ASC 815-40-15 since the Public Warrants do not meet the criteria for equity treatment and must be recorded as liabilities. These liabilities are subject to remeasurement at each balance sheet date until exercised with changes in fair value recorded through earnings (see Note 4 – Fair Value Measurements).
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
Redemption
Redemption of Public Warrants when the price per share of Common stock equals or exceeds $360.00. The Company may redeem the outstanding Public Warrants (except as described herein with respect to the Private Placement Warrants):
•in whole and not in part.
•at a price of $0.20 per warrant.
•upon a minimum of 30 days’ prior written notice of redemption, or 30-day redemption period, to each warrant holder; and
•if, and only if, the last reported sale price of the Common stock equals or exceeds $360.00 per share (as adjusted for stock splits, stock capitalizations, reorganizations, recapitalizations and the like) for any 20 trading days within a 30-trading day period ending on the third trading day prior to the date on which the Company sends the notice of redemption to the warrant holders.
When the Public Warrants become redeemable by the Company, the Company may exercise its redemption right even if it is unable to register or qualify the underlying securities for sale under all applicable state securities laws.
Redemption of Public Warrants when the price per share of Common stock equals or exceeds $200.00. Commencing ninety days after the Public Warrants become exercisable, the Company may redeem the outstanding warrants:
•in whole and not in part.
•at a price of $2.00 per warrant if holders will be able to exercise their warrants on a cashless basis prior to redemption and receive that number of shares of Common stock based on the redemption date and the fair market value of the Common stock.
•upon a minimum of 30 days’ prior written notice of redemption.

•if, and only if, the last reported sale price of the Common stock equals or exceeds $200.00 per share (as adjusted for stock splits, stock dividends, reorganizations, recapitalizations and the like) on the trading day prior to the date on which the Company sends the notice of redemption to the warrant holders.
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
The Private Placement Warrants are identical to the Public Placement Warrants, except that if held by the Sponsor or its permitted transferees, they (i) may be exercised on a cashless basis and (ii) are not subject to redemption. If the Private Placement Warrants are held by holders other than the Sponsor or its permitted transferees, then the Private Placement Warrants will be redeemable by the Company and exercisable by the holders on the same basis as Public Placement Warrants, if price per share is less than $360.00. In addition, the Private Placement Warrants (and the shares of Common stock issuable upon exercise of such Private Placement Warrants) may not be transferred, assigned, or sold until 30 days after the completion of the Company’s Merger, subject to certain limited exceptions.
Exchange of Private Placement Warrants
On February 14, 2025, pursuant to a settlement agreement with the Sponsor (see Note 10 – Commitments and Contingencies), the Company exchanged the Private Placement Warrants for a new warrant to purchase 250,000 shares of common stock (the "Sponsor Warrants") at an exercise price of $10.00 per share. The warrants became exercisable immediately upon issuance and will terminate on the fifth anniversary of the issuance date.

If, for any consecutive 10 trading day period while the Sponsor Warrants are outstanding, the closing price of the Company's common stock is equal to or greater than $17.00 (the “Forced Exercise Triggering Event”), then the Company shall have the right, in its sole discretion and upon written notice given at any time within 20 days of the initial occurrence of the Forced Exercise Triggering Event delivered to the holder of the Sponsor Warrant, to force the holder to cash exercise the Sponsor Warrants with respect to the number of shares of common stock that represents up to the lesser of (i) 125,000 shares of common stock or (ii) the unexercised portion of the Sponsor Warrants.

The Company accounted for the exchange as a modification of the Private Placement Warrants liability. The change in fair value as a result of the modification was included in the interim condensed consolidated statements of operations and comprehensive loss within the remeasurement of the private placement warrants liability. The modification did not result in a change to the liability classification, and as such the new Sponsor Warrants will continue to be remeasured at fair value at each balance sheet date until exercised with changes in fair value recorded through earnings as remeasurement of related party private placement warrant liability. See Note 4 - Fair Value Measurements for more information on the changes in fair value recognized during the three months ended March 31, 2025 related to the Private Placement Warrants and Sponsor Warrants.

All Public Placement Warrants to purchase 479,163 shares of common stock were outstanding at March 31, 2025 and December 31, 2024. All newly issued Sponsor Warrants to purchase 250,000 shares of common stock were outstanding at

March 31, 2025, and all previously exchanged Private Placement Warrants to purchase 250,000 shares of common stock were outstanding at December 31, 2024.
Triton Warrants
On February 13, 2025, the Company entered into a common stock purchase agreement with Triton Funds ("Triton") related to the purchase of up to $1.5 million of shares of the Company's common stock between the date a form S-1 registration statement becomes effective and June 30, 2025. The S-1 registration date became effective on March 27, 2025.
Pursuant to the purchase agreement, the Company also issued to Triton a warrant (the “Triton Warrants”) to purchase up to 150,000 shares of common stock at an exercise price of $10.00 per share, the average closing price of the Company’s common stock on the five trading days immediately preceding the Company’s entry into the common stock purchase agreement. The Warrant will be exercisable beginning August 13, 2025, subject to a restriction preventing Triton and its affiliates from beneficially owning more than 19.99% of the Company’s outstanding shares of common stock without the Company first obtaining stockholder approval, and will expire on August 13, 2030.
The Company evaluated the Triton Warrants and concluded that they meet all conditions for equity classification. The estimated fair value of the warrants on issuance date of $3.1 million was recorded to additional paid-in capital within stockholders' equity. As the Company did not receive any consideration for the warrants issued, an offsetting entry was recorded to additional paid-in capital within stockholders' equity, resulting in no net impact to stockholders' deficit as of March 31, 2025.
The following assumptions were used to calculate the fair value of the Triton Warrants upon issuance as of February 13, 2025 using the Black-Scholes pricing model:

February 13, 2025
Stock price	$24.60
Exercise price	$10.00
Effective expiration date	8/13/2030
Term (years)	5.5
Volatility	84%
Risk-free rate	4.4%

8.  STOCK-BASED COMPENSATION
Common Stock
In connection with the Merger, the Company filed its restated amended certificate of incorporation, which authorized the issuance of up to 500,000,000 shares of Common stock with a par value of $0.0001 per share.
At March 31, 2025 and December 31, 2024, there were 500,000,000 shares of Common stock authorized, and 2,061,779 and 1,714,792 shares issued and outstanding, respectively. Holders of Common stock are entitled to receive dividends whenever funds are legally available and when declared by the Board of Directors. Holders of Common stock are entitled to one vote for each share of Common stock held at all meetings of stockholders.

Common stock reserved for issuance at March 31, 2025 and December 31, 2024, was as follows:

	March 31, 2025	December 31, 2024
Warrants outstanding for future issuance of Common stock	881,007	729,166
Stock options and restricted stock units	348,260	353,908
Stock options and restricted stock units available for future issuance	33,452	34,934
Total shares of Common stock reserved	1,262,719	1,118,008
Equity Incentive Plan
Under the 2009 Equity Incentive Plan (the “2009 Plan”), the 2019 Equity Incentive Plan (the “2019 Plan”), and the 2024 Equity Incentive Plan (the “2024 Plan” and together with the 2009 Plan and 2019 Plan, “the Plans”), the Company may grant stock options (both service-based and performance milestone-based) to employees and non-statutory stock options, restricted share awards (“RSAs”) and restricted stock units (“RSUs”) to employees, officers, and non-employee directors and consultants of the Company. Under the Plans, stock options may be immediately exercisable subject to repurchase or may be exercisable as determined by the Board of Directors. The Company has not allowed for early exercises of options under the Plans. Additionally, to date, the Company has not issued RSAs under the Plans. At March 31, 2025 and December 31, 2024, there were options outstanding to purchase a total of 306,403 and 309,351 shares of Common stock under the Plans, respectively, and 41,857 and 44,520 unvested RSUs, respectively. At March 31, 2025 and December 31, 2024, 33,452 and 34,934 shares of Common stock were available for issuance for either option or RSU grants, respectively, under the 2019 Plan and 2024 Plan.
Service-based Stock Options
Option award activity for service-based stock options granted at March 31, 2025, was as follows:

	Number of options outstanding	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Life (Years)	Aggregate Intrinsic Value (in thousand)
Balances at January 1, 2025	304,245	$31.60	9.5	$802
Granted	—	—	—	—
Exercised	—	—	—	—
Expired	(2,948)	87.40	—	—
Forfeited	—	—	—	—
Balances at March 31, 2025	301,297	$30.96	9.2	$—
Vested and exercisable at March 31, 2025	164,595	$50.48	9.1	$—
Stock options that vested during the three months ended March 31, 2025, had a weighted-average grant date fair value of $7.47. As reflected in the table above, no service-based options were granted or exercised during the three months ended March 31, 2025. There were 136,702 service-based unvested options at March 31, 2025 and $1.1 million of remaining unrecognized stock-based compensation expense, which is expected to be recognized over the weighted-average period of 2.6 years.

Performance Milestone-based Stock Options
Option award activity for performance milestone-based stock options granted at March 31, 2025, was as follows:

	Number of options outstanding	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Life (Years)	Aggregate Intrinsic Value (in thousands)
Balances at January 1, 2025	5,106	$417.00	5.6	$—
Granted	—	—	—	—
Exercised	—	—	—	—
Expired	—	—	—	—
Forfeited	—	—	—	—
Balances at March 31, 2025	5,106	$417.00	5.3	$—
Vested and exercisable at March 31, 2025	1,702	$417.00	5.3	$—
As reflected in the table above, no performance milestone-based options were granted or exercised during the three months ended March 31, 2025. There were no performance milestone-based options that vested during the three months ended March 31, 2025. There were 3,404 of performance milestone-based unvested options and total unrecognized compensation costs were immaterial at March 31, 2025.
Restricted Stock Units
A summary of the Company’s RSU activity and related information is as follows:

	Number of RSUs Outstanding	Weighted-Average Grant Date Fair Value Per Share
Balances at January 1, 2025	44,520	$193.80
Granted	1,482	11.79
Vested	(4,145)	217.74
Forfeited	—	—
Balances at March 31, 2025	41,857	$185.00
The RSUs have both a service-based condition or a performance milestone-based condition(s) and a liquidity event condition. The total RSU vesting expense was $1.9 million for the three months ended March 31, 2025. As of March 31, 2025, the Company had $4.4 million of future expense to be recognized relating to the RSU’s which still require satisfaction of the service condition, which is expected to be recognized over the weighted-average period of 1.0 year.

Stock-Based Compensation
The following table summarizes stock-based compensation expense recorded in each component of operating expenses in the Company’s interim condensed consolidated statements of operations and comprehensive loss (in thousands):

	Three Months Ended March 31,
	2025	2024
Research and development	$127	$—
Sales and marketing	9	—
General and administrative	1,995	98
Total stock-based compensation expense	$2,131	$98
9.  INCOME TAXES
The Company’s provision from income taxes for interim periods is determined using an estimated annual effective income tax rate. The Company’s quarterly tax provision is subject to variation due to several factors, including variability in pre-tax income (or loss), the mix of jurisdictions to which such income relates, changes in how the Company does business, and tax law developments.
The Company’s effective tax rate for the three months ended March 31, 2025, and the same period in the prior year differs from the U.S. statutory rate of 21% as a result of stock compensation and our U.S. federal, state, and foreign losses for which no benefit will be realized. The Company's income tax provision was zero for the three months ended March 31, 2025 and 2024. This resulted in an effective tax rate of 0.0% for the three months ended March 31, 2025, and 0.0% for the three months ended March 31, 2024.
There were no material changes to the Company’s unrecognized tax benefits during the three months ended March 31, 2025.
10.  COMMITMENTS AND CONTINGENCIES
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
As disclosed in Note 6 – Borrowings, in October 2022, the Company and Ginkgo executed several concurrent agreements including the Ginkgo Note Purchase Agreement, the amendment to the 2021 TDA, the 2022 TDA, a Pledge and Security Agreement, and Trademark and Patent Security Agreements.

Under the 2022 TDA, the Company and Ginkgo will continue to collaborate on certain projects using Ginkgo’s expertise in specialized engineering and lab-scale fermentation processes, for both b-silk and Mylo products. The 2022 TDA includes a royalty payment obligation based on future net sales if and when the first commercial sale of the products developed and improved under the 2022 TDA occurs. Royalty payments, due in cash, are based on defined royalty rates for each country or jurisdiction in which the sale is made. In certain instances, a lump sum royalty payment may be due for a particular product, in which case no further royalty payments are required. At March 31, 2025 and December 31, 2024, the Company has not accrued a liability for royalty payment as no payment obligation or commercial sale of the products developed and improved under the 2022 TDA has occurred.
Upon its execution, the Ginkgo Note Purchase Agreement required the Company to pay Ginkgo $10.0 million as an upfront payment for future technical services to be provided by Ginkgo under the 2022 TDA. As disclosed in Note 6 – Borrowings, in December 2023, the Company and Ginkgo executed the Ginkgo NPA Amendment to reduce the prepaid balance relating to the 2022 TDA by $5.4 million. At March 31, 2025 and December 31, 2024, the Company had $3.2 million and $3.4 million, respectively, in credit remaining to be applied against future technical services under the 2022 TDA, which is recorded within prepaid expenses and other current assets and other non-current assets within the interim condensed consolidated balance sheets.
Founder Shares – Related Party
The Sponsor has agreed, subject to limited exceptions, not to transfer, assign or sell any of its 352,375 shares of Common stock (the “Founder Shares”) of the Company until the earlier to occur of (A) one year after the completion of a Merger and (B) subsequent to a Merger, (x) if the last reported sale price of the Common Stock equals or exceeds $240.00 per share (as adjusted for stock splits, stock capitalizations, reorganizations, recapitalizations and the like) for any 20 trading days within any 30-trading day period commencing at least 150 days after a Merger, or (y) the date on which the Company completes a liquidation, merger, capital stock exchange or other similar transaction that results in all of the Public Stockholders having the right to exchange their shares of Common stock for cash, securities or other property.
Nasdaq Notifications
Nasdaq listing rules require listed securities to maintain a minimum bid price of $1.00 per share. On November 6, 2024, the Company received a written notice from Nasdaq (the “Bid Price Notice”) indicating that it was not in compliance with the $1.00 minimum bid price requirement set forth in Nasdaq Listing Rule 5450(a)(1) for continued listing. The Bid Price Notice does not result in the immediate delisting of the Company’s Common stock from the Nasdaq Capital Market. The Bid Price Notice indicated that the Company has 180 calendar days (or until May 5, 2025) in which to regain compliance. On April 21, 2025, the Company effected the Reverse Stock Split (See Note 1 - Organization and Description of Business) in order to regain compliance with the minimum bid price requirement by the May 5, 2025 deadline. On May 7, 2025, Nasdaq notified the Company that the Company has regained compliance with the minimum closing bid price requirement for the Company’s common stock for continued listing on Nasdaq.
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
Triton Financing
On February 13, 2025, the Company entered into a common stock purchase agreement with Triton related to the purchase of up to $1.5 million of shares of the Company's common stock between the date a form S-1 registration statement becomes effective and June 30, 2025. Triton is a San Diego based entity that makes direct investments in publicly-traded companies. Under the form S-1 registration statement, the Company registered 492,842 shares of common stock consisting of (a) up to 342,842 shares of common stock and (b) up to 150,000 shares of common stock underlying a warrant to purchase the Company's common stock.

The S-1 registration statement became effective on March 27, 2025. On March 31, 2025, the Company issued 342,842 shares of common stock to Triton, subject to payment by Triton of the shares. Triton is expected to remit payment based on a purchase price equal to 75% of the lowest daily volume weighted average price of the Company's common stock ten business days prior to the closing date. As of the date of filing of this Form 10-Q, the purchase of common stock has not been consummated. The Company recorded an estimate of $1.3 million to additional paid-in capital within stockholders' equity for the estimated proceeds to be received. As no proceeds have been received, an offsetting entry was recorded to additional paid-in capital within stockholders' equity, resulting in no net impact to stockholders' deficit as of March 31, 2025.
Settlement Agreement and Exchange Agreement

On February 14, 2025, the Company entered into a settlement agreement (the “Settlement Agreement”) with its SPAC-Sponsor, Golden Arrow Sponsor, LLC. The Company currently owes approximately $2.8 million in excise tax pursuant to Section 4501 of the Internal Revenue Code for redemptions of shares of GAMC Class A common stock in 2023 by the stockholders of GAMC prior to the consummations of the transactions contemplated by the Business Combination. The Company has proposed a payment plan to the Internal Revenue Service (“IRS”) whereby the Company would be permitted to pay the Excise Tax Liability over a series of payments over time (the “Payment Plan”).

Pursuant to the Settlement Agreement, the Sponsor shall (i) use its commercially reasonable efforts to provide or organize financing for us in an amount of $10.0 million to close by August 13, 2025 (the “Financing”) and (ii) (a) in the event that the IRS grants the Payment Plan, the Sponsor shall pay to us 75% of the total amount of each payment due to the IRS thereunder no less than 7 calendar days prior to the due date for each payment (the “Golden Arrow Payment Contribution”) or (b) in the event the IRS denies our request for a Payment Plan, the Sponsor shall either (A) close the Financing by August 13, 2025 or (B) pay to us 75% of the total amount of the then-outstanding Excise Tax Liability as well as all accrued interest on the entire Excise Tax Liability on August 13, 2025. The Golden Arrow Payment Contribution will continue until the earlier of (i) an aggregate amount of at least $6.0 million of Financing is successfully closed or (ii) the Excise Tax Liability is fully paid. Notwithstanding the foregoing, the Sponsor’s payments shall be capped at, and shall not exceed, the total amount the Sponsor received from selling 50% of the shares of our common stock held by the Sponsor on February 14, 2025.

As partial consideration for entering into the Settlement Agreement, on March 5, 2025, the Company exchanged warrants to purchase 250,000 shares of common stock that are governed by the terms of our Warrant Agreement, dated March 16, 2021 for a warrant to purchase 250,000 shares of common stock at an exercise price of $10.00 per share, the average closing price of its common stock on the five trading days immediately preceding our entry into the Settlement Agreement. The Warrant will be exercisable immediately upon issuance and will terminate on the fifth anniversary of the issuance date.

If, for any consecutive ten trading day period while the Sponsor Warrants is outstanding, the closing price of the Company's common stock is equal to or greater than $17.00 (the “Forced Exercise Triggering Event”), then the Company shall have the right, in its sole discretion and upon written notice given at any time within 20 days of the initial occurrence of the Forced Exercise Triggering Event delivered to the holder of the Sponsor Warrant, to force the holder to cash exercise the Sponsor Warrants with respect to the number of shares of common stock that represents up to the lesser of (i) 125,000 shares of common stock or (ii) the unexercised portion of the Sponsor Warrants. The Company will issue the foregoing securities under Section 4(a)(2) of the Securities Act, as a transaction not requiring registration under Section 5 of the Securities Act. The parties receiving the securities represented their intentions to acquire the securities for investment only and not with a view to or for sale in connection with any distribution, and appropriate restrictive legends will be affixed to the certificates representing the securities (or reflected in restricted book entry with the Company's transfer agent).

11.  BASIC AND DILUTED NET LOSS PER SHARE
The following table sets forth the computation of basic and diluted net loss per share attributable to common stockholders (in thousands, except share and per share amounts):

	Three Months Ended March 31,
	2025	2024
Numerator:
Net loss attributable to common stockholders, basic and dilutive	$(5,959)	$(6,594)
Denominator:
Weighted-average common shares outstanding, basic and diluted	1,985,621	233,660
Net loss per share, basic and diluted	$(3.00)	$(28.22)
The following securities were excluded due to their anti-dilutive effect on net loss per share attributable to common stockholders recorded in each of the periods:

	Three Months Ended March 31,
	2025	2024
Convertible preferred stock on an as-converted basis	—	402,438
Warrants to purchase preferred stock on an as-converted basis	—	4,344
Stock options outstanding	306,403	26,900
Unvested RSU’s	41,857	—
Warrants to purchase common stock	881,006	—
Total	1,229,266	433,682

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
The following discussion and analysis provide information that our management believes is relevant to an assessment and understanding of our consolidated results of operations and financial condition. The discussion should be read together with the unaudited interim condensed consolidated financial statements as of March 31, 2025 and for the three months ended March 31, 2025 and 2024, and the respective notes thereto, included elsewhere in this report. This discussion may contain forward-looking statements based upon current expectations that involve risks and uncertainties. See “Cautionary Note Regarding Forward-Looking Statements” in this report. Our actual results may differ materially from those anticipated in these forward-looking statements as a result of various factors, including those set forth under “Risk Factors” in this report.
Overview
We develop and leverage our Vegan Silk Technology Platform, which is used to produce b-silk and xl-silk, a biodegradable protein polymer and a replacement for silicone elastomers in beauty and personal care. We began commercializing b-silk in direct-to-consumer products in 2019 and in business-to-business products in 2020. We are headquartered in California.
Recent Developments
Merger
On October 4, 2023, Bolt Threads, Inc. (“Legacy Bolt”) and Golden Arrow Merger Corp. (“GAMC”), a Delaware corporation, entered into a Merger Agreement (the “Merger Agreement”) with Beam Merger Sub, Inc., a Delaware corporation and a wholly-owned subsidiary of GAMC (the “Merger Sub”).
On August 13, 2024 (the “Closing Date”), a merger transaction between Legacy Bolt and GAMC was completed, refer to Note 4 in our unaudited interim condensed consolidated financial statements for more information. Pursuant to the Merger Agreement, (i) on the Closing Date, the Merger Sub merged with and into the Legacy Bolt (together with the other transactions contemplated by the Merger Agreement, the “Merger” or the “SPAC transaction”), with the Merger Sub ceasing to exist and Legacy Bolt surviving as a wholly owned subsidiary of GAMC and (ii) GAMC changed its name to Bolt Projects Holdings, Inc. Unless the context otherwise requires, references in this Quarterly Report on Form 10-Q to the “Company,” “Bolt”, “we,” “us,” or “our” refer to the business of Bolt Threads, Inc., which became the business of Bolt Projects Holdings, Inc. and its subsidiaries following the Closing Date. See Part II, Item 8 “Financial Statements and Supplementary Data - Note 4 to the Consolidated Financial Statements - Reverse Merger” in the 2024 Annual Report on Form 10-K for the year ended December 31, 2024 (the “Form 10-K”) for more information.
The Company determined that Legacy Bolt was the accounting acquirer in the Merger based on an analysis of the criteria outlined in Accounting Standards Codification (“ASC”) 805, Mergers.
The determination was primarily based on the following facts:
•Former Legacy Bolt stockholders have a controlling voting interest in the Company.
•Legacy Bolt management continues to hold executive management roles for the post-combination company and is responsible for the day-to-day operations; and
•The founders of Legacy Bolt have two non-independent board seats and final approval in selection of independent seats.
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
Reverse Stock Split
On April 21, 2025, Bolt Projects Holdings, Inc. (the “Company”) effected a 1-for-20 reverse stock split of its common stock (the “Reverse Stock Split”). As previously disclosed, at its special meeting of stockholders held on April 9, 2025 (the “Special Meeting”), the stockholders of the Company approved a proposal to authorize the Company’s Board of Directors (the “Board”), in its discretion following the Special Meeting, to amend the Company’s Second Amended and Restated Certificate of Incorporation (the “Certificate of Incorporation”) to effect a reverse stock split of all of the outstanding shares of the Company’s common stock, par value $0.0001 per share, in a ratio within the range from each whole number between and including ten (10) and twenty (20) (the “Reverse Split Ratios”). On April 9, 2025, following the Special Meeting, the Board approved the Reverse Stock Split at a ratio of 1-for-20. On April 21, 2025, the Company filed with the Secretary of State of the State of Delaware a certificate of amendment (the “Certificate of Amendment”) to amend the Certificate of Incorporation to effect the Reverse Stock Split. The Reverse Stock Split has become effective at 5:00 p.m., Eastern Time, on April 21, 2025.
As a result of the Reverse Stock Split, every 20 shares of the Company’s common stock issued or outstanding were automatically reclassified into one new share of common stock. No fractional shares will be issued in connection with the Reverse Stock Split. Stockholders who would otherwise be entitled to receive fractional shares as a result of the Reverse Stock Split will be entitled to a cash payment in lieu thereof at a price equal to the fraction to which the stockholder would otherwise be entitled multiplied by the closing sales price per share of the common stock (as adjusted to give effect to the Reverse Stock Split) on The Nasdaq Stock Market LLC on April 21, 2025, the last trading day immediately preceding the effective time of the Reverse Stock Split.
Proportionate adjustments have been made to the number of shares underlying the Company’s outstanding warrants and equity awards, as applicable, as well as to the number of shares issuable under the Company’s equity incentive plans and certain existing agreements, as well as the exercise price, as applicable. The common stock issued pursuant to the Reverse Stock Split remain fully paid and non-assessable. The Reverse Stock Split did not affect the number of authorized shares of common stock or the par value of the common stock.
There was no net effect on total stockholders' equity, and the par value per share of our common stock remains unchanged at $0.0001 per share after the Reverse Stock Split. All references made to share or per share amounts in the accompanying unaudited interim condensed consolidated financial statements and applicable disclosures have been retroactively adjusted for all periods presented to reflect the applicable effects of the Reverse Stock Split and the reduction in the number of authorized shares of common stock and preferred stock effected by the Charter Amendment.
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
Founder Shares – Related Party
The Sponsor has agreed, subject to limited exceptions, not to transfer, assign or sell any of its 352,375 shares of Common stock (the “Founder Shares”) of the Company until the earlier to occur of (A) one year after the completion of a Merger and (B) subsequent to a Merger, (x) if the last reported sale price of the Common Stock equals or exceeds $240.00 per share (as adjusted for stock splits, stock capitalizations, reorganizations, recapitalizations and the like) for any 20 trading days within any 30-trading day period commencing at least 150 days after a Merger, or (y) the date on which the Company completes a liquidation, merger, capital stock exchange or other similar transaction that results in all of the Public Stockholders having the right to exchange their shares of Common stock for cash, securities or other property.
Nasdaq Notification

Nasdaq listing rules require listed securities to maintain a minimum bid price of $1.00 per share. On November 6, 2024, the Company received a written notice from Nasdaq (the “Bid Price Notice”) indicating that it was not in compliance with the $1.00 minimum bid price requirement set forth in Nasdaq Listing Rule 5450(a)(1) for continued listing. The Bid Price Notice does not result in the immediate delisting of the Company’s Common stock from the Nasdaq Capital Market. The Bid Price Notice indicated that the Company has 180 calendar days (or until May 5, 2025) in which to regain compliance. On April 21, 2025, the Company effected the Reverse Stock Split in order to regain compliance with the minimum bid price requirement by the May 5, 2025 deadline. See Note 1 to our unaudited interim condensed consolidated financial statements included elsewhere in this report for more information on the Reverse Stock Split. On May 7, 2025, Nasdaq notified the Company that the Company has regained compliance with the minimum closing bid price requirement for the Company’s common stock for continued listing on Nasdaq.
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
Triton Financing
On February 13, 2025, the Company entered into a common stock purchase agreement with Triton related to the purchase of up to $1.5 million of shares of the Company's common stock between the date a form S-1 registration statement becomes effective and June 30, 2025. Triton is a San Diego based entity that makes direct investments in publicly-traded companies. Under the form S-1 registration statement, the Company registered 492,842 shares of common stock consisting of (a) up to 342,842 shares of common stock and (b) up to 150,000 shares of common stock underlying a warrant to purchase the Company's common stock.
The S-1 registration statement became effective on March 27, 2025. On March 31, 2025, the Company issued 342,842 shares of common stock to Triton, subject to payment by Triton of the shares. Triton is expected to remit payment based on a purchase price equal to 75% of the lowest daily volume weighted average price of the Company's common stock ten business days prior to the closing date. As of the date of filing of this Form 10-Q, the purchase of common stock has not been consummated. The Company recorded an estimate of $1.3 million to additional paid-in capital within stockholders' equity for the estimated proceeds to be received. As no proceeds have been received, an offsetting entry was recorded to additional paid-in capital within stockholders' equity, resulting in no net impact to stockholders' deficit as of March 31, 2025.
Settlement Agreement and Exchange Agreement

On February 14, 2025, the Company entered into a settlement agreement (the “Settlement Agreement”) with its SPAC-Sponsor, Golden Arrow Sponsor, LLC. The company currently owes approximately $2.8 million in excise tax liability (the “Excise Tax Liability”) pursuant to Section 4501 of the Internal Revenue Code for redemptions of shares of GAMC Class A common stock in 2023 by the stockholders of GAMC prior to the consummations of the transactions contemplated by the Business Combination. The Company has proposed a payment plan to the Internal Revenue Service (“IRS”) whereby the Company would be permitted to pay the Excise Tax Liability over a series of payments over time (the “Payment Plan”).

Pursuant to the Settlement Agreement, the Sponsor shall (i) use its commercially reasonable efforts to provide or organize financing for us in an amount of $10.0 million to close by August 13, 2025 (the “Financing”) and (ii) (a) in the event that the IRS grants the Payment Plan, the Sponsor shall pay to us 75% of the total amount of each payment due to the IRS thereunder no less than 7 calendar days prior to the due date for each payment (the “Golden Arrow Payment Contribution”) or (b) in the event the IRS denies our request for a Payment Plan, the Sponsor shall either (A) close the Financing by August 13, 2025 or (B) pay to us 75% of the total amount of the then-outstanding Excise Tax Liability as well as all accrued interest on the entire Excise Tax Liability on August 13, 2025. The Golden Arrow Payment Contribution will continue until the earlier of (i) an aggregate amount of at least $6.0 million of Financing is successfully closed or (ii) the Excise Tax Liability is fully paid. Notwithstanding the foregoing, the Sponsor’s payments shall be capped at, and shall not exceed, the total amount the Sponsor received from selling 50% of the shares of our common stock held by the Sponsor on February 14, 2025.

As partial consideration for entering into the Settlement Agreement, on March 5, 2025, the Company exchanged warrants to purchase 250,000 shares of common stock that are governed by the terms of our Warrant Agreement, dated March 16, 2021 for a warrant to purchase 250,000 shares of common stock (the “Sponsor Warrants”) at an exercise price of $10.00 per share, the average closing price of its common stock on the five trading days immediately preceding our entry into the Settlement Agreement. The Warrant will be exercisable immediately upon issuance and will terminate on the fifth anniversary of the issuance date.

If, for any consecutive ten trading day period while the Sponsor Warrants is outstanding, the closing price of the Company's common stock is equal to or greater than $17.00 (the “Forced Exercise Triggering Event”), then the Company shall have the right, in its sole discretion and upon written notice given at any time within 20 days of the initial occurrence of the Forced Exercise Triggering Event delivered to the holder of the Sponsor Warrant, to force the holder to cash exercise the Sponsor Warrants with respect to the number of shares of common stock that represents up to the lesser of (i) 125,000 shares of common stock or (ii) the unexercised portion of the Sponsor Warrants. The Company will issue the foregoing securities under Section 4(a)(2) of the Securities Act, as a transaction not requiring registration under Section 5 of the Securities Act. The parties receiving the securities represented their intentions to acquire the securities for investment only and not with a view to or for sale in connection with any distribution, and appropriate restrictive legends will be affixed to the certificates representing the securities (or reflected in restricted book entry with the Company's transfer agent).
Impact of Macroeconomic Trends
Unfavorable conditions in the economy in the United States and abroad may negatively affect the growth of our business and our results of operations. For example, macroeconomic events, including rising inflation, the U.S. Federal Reserve raising interest rates, and uncertainty in the U.S. policy on international trade relations and barriers to trade, have led to economic uncertainty and volatility globally. The effect of macroeconomic conditions may not be fully reflected in our results of operations until future periods. Moreover, negative macroeconomic conditions could adversely impact our ability to obtain financing in the future on terms acceptable to us, or at all. In addition, the geopolitical instability and related sanctions could continue to have significant ramifications on global financial markets, including volatility in the U.S. and global financial markets. While the macroeconomic trends discussed above are not currently having a material adverse impact on our business or results of operations, if economic uncertainty increases or the global economy worsens, our business, financial condition and results of operations may be harmed.
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
Remeasurement of convertible preferred stock warrant liability
Certain financial instruments issued by us prior to the Merger are recognized as liabilities and carried at fair value on our balance sheet. Changes in the fair value of those instruments are captured in our results of operations. The convertible preferred stock warrant liability fair value adjustment consists of unrealized gains and losses as a result of marking our liability classified warrants to fair value at the end of each reporting period. We will continue to recognize changes in the fair value of such warrants until each respective warrant is exercised, expired, or qualifies for equity classification. For additional information on securities carried at fair value and fair value measurement please refer to Note 4 in our unaudited interim condensed consolidated financial statements for the three months ended March 31, 2025 and 2024 included elsewhere in this report for more information.
Remeasurement of share-based termination liability
Certain share-based financial instruments issued by us as part of our lease and supply agreement terminations are recognized as liabilities and carried at fair value on our consolidated balance sheet. Changes in the fair value of those instruments are captured in our consolidated results of operations. The share-based termination liability fair value adjustment consists of unrealized gains and losses as a result of marking our liability classified share-based instruments to fair value at the end of each reporting period. We continued to recognize changes in the fair value of such share-based instruments until the shares were issued upon the Closing of the Merger. For additional information on securities carried at fair value and fair value measurement please refer to Note 4 in our unaudited interim condensed consolidated financial statements for the three months ended March 31, 2025 and 2024 included elsewhere in this report for more information.
Remeasurement of convertible notes and related party convertible notes
Concurrently with our entry into the Merger Agreement, each of the PIPE Subscribers entered into a Note Purchase Agreement in which we issued each PIPE Subscriber a convertible promissory note. The convertible promissory notes are recognized as liabilities and carried at fair value on our condensed consolidated balance sheet, due to our selection of the Fair Value Option under ASC 825 — Financial Instruments. Changes in the fair value of the convertible promissory notes are captured in our consolidated results of operations. The convertible promissory notes fair value adjustment consists of unrealized gains and losses as a result of marking our notes to fair value at the end of each reporting period. In connection with the Merger, each Convertible Note automatically converted into shares of Common stock in accordance with the Merger Agreement and the Bridge NPA. Therefore, we will not continue to recognize changes in the fair value of such convertible promissory in future periods. For additional information on securities carried at fair value and fair value measurement, refer to Note 4 in our unaudited interim condensed consolidated financial statements for the three months ended March 31, 2025 and 2024 included elsewhere in this report.
Remeasurement of public placement warrant liability and related party private placement warrant liability
In connection with the Merger, we assumed previously issued warrants to purchase the Company’s Common stock, which are recognized as liabilities and carried at fair value on our balance sheet. Changes in the fair value of those instruments are captured in our results of operations. The public placement warrant liability and related party private placement warrant liability fair value adjustments consist of unrealized gains and losses as a result of marking our liability classified warrants to fair value at the end of each reporting period. We will continue to recognize changes in the fair value of such warrants until each respective warrant is exercised, expired, or qualifies for equity classification. For additional information on securities carried at fair value and fair value measurement please refer to Note 4 and Note 7 in our unaudited interim condensed consolidated financial statements for the three months ended March 31, 2025 and 2024 included elsewhere in this report for more information.
Other income (expense), net
Other income (expense), net consists primarily of realized and unrealized gain and losses on foreign currency transactions, realized gain and losses on the sale of assets, interest income, and sublease income.

Income tax provision
Refer to Note 9 in our unaudited interim condensed consolidated financial statements for the three months ended March 31, 2025 and 2024 for additional information.
Results of Operations for the Three Months Ended March 31, 2025 and 2024
The results of operations presented below should be reviewed in conjunction with the unaudited interim condensed consolidated financial statements and notes thereto included elsewhere in this report. The following table sets forth our results of operations data for the periods presented:

	Three Months Ended March 31,		Dollar Change	Percentage Change
	2025	2024

	(in thousands)
Revenue	$171	$19	$152	800%
Cost of revenue	172	65	107	165%
Gross loss	(1)	(46)	45	(98)%
Operating expenses:
Research and development	925	413	512	124%
Sales and marketing	120	61	59	97%
General and administrative	4,354	4,752	(398)	(8%)
Total operating expenses	5,399	5,226	173	3%
Loss from operations	(5,400)	(5,272)	(128)	2%
Other income (expense)
Interest expense	(321)	(287)	(34)	12%
Remeasurement of convertible preferred stock warrant liability	—	24	(24)	(100)%
Remeasurement of share-based termination liability	—	185	(185)	(100%)
Remeasurement of convertible notes	—	(1,213)	1,213	(100%)
Remeasurement of related party convertible notes	—	(248)	248	(100%)
Remeasurement of public placement warrant liability	184	—	184	100%
Remeasurement of related party private placement warrant liability	(611)	—	(611)	100%
Other income (expense), net	189	217	(28)	(13)%
Total other income (expense), net	(559)	(1,322)	763	(58)%
Loss before income taxes	(5,959)	(6,594)	635	(10)%
Income tax provision	—	—	—	0%
Net loss	$(5,959)	$(6,594)	$635	(10)%

Comparison of the Three Months Ended March 31, 2025 and 2024
Correction of an Error
It was identified that certain expenses previously recorded as research and development were related to activities that should be recorded as general and administrative. As a result, management has corrected this error by increasing general and administrative expense by $0.2 million and decreasing research and development expense by $0.2 million for the three months ended March 31, 2024. This classification adjustment was made to better reflect the nature of the expenses in accordance with U.S. GAAP. The misclassification has no impact on the Company’s total operating expenses, net loss, or net loss per share. The Company analyzed the potential impact of the misclassification error in accordance with the appropriate guidance, from both a qualitative and quantitative perspective, and concluded that the error was not material to any prior year period.
Revenue
Revenue increased by $0.2 million, or 800%, for the three months ended March 31, 2025 compared to the three months ended March 31, 2024, which was primarily attributable to increased sales of products from the Vegan Silk Technology Platform, including our b-silk product.
Cost of revenue and gross loss
Cost of revenue increased by $0.1 million, or 165%, for the three months ended March 31, 2025 compared to the three months ended March 31, 2024, which was primarily attributable to the increase of biomanufacturing costs relative to the increased sales from our Vegan Silk Technology Platform, including our b-silk product.
Gross loss decreased by $0.05 million, or 98%, for the three months ended March 31, 2025 compared to the three months ended March 31, 2024, which was primarily attributable to an inventory adjustment increasing the cost of revenue for the three months ended March 31, 2024.
Operating expenses
Research and development
Research and development expenses increased by $0.5 million, or 124%, for the three months ended March 31, 2025 compared to the three months ended March 31, 2024, which was primarily attributable to an increase in stock-based compensation and outside consulting spend.
Sales and marketing
Sales and marketing expenses increased by $0.1 million, or 97%, for the three months ended March 31, 2025 compared to the three months ended March 31, 2024, which was primarily attributable to an increase of stock-based compensation and outside consulting spend.
General and administrative
General and administrative expenses decreased by $0.4 million, or 8%, for the three months ended March 31, 2025 compared to the three months ended March 31, 2024, which was primarily attributable to a decrease in finance and legal costs related to financings in the prior year. This decrease was partially offset by an increase in stock-based compensation and personnel costs related to increasing finance and legal headcount.
Other Income (Expense)
Interest expense
Interest expense increased by $0.03 million, or 12%, for the three months ended March 31, 2025 compared to the three months ended March 31, 2024, which was primarily attributable to the accrual of interest on the excise tax liability.
Remeasurement of convertible preferred stock warrant liability
Remeasurement of convertible preferred stock warrant liability decreased by $0.02 million, or 100%, for the three months ended March 31, 2025 compared to the three months ended March 31, 2024. The convertible preferred stock warrants were no longer outstanding during the three months ended March 31, 2025 as a result of the Merger in August 2024. See Part II, Item 8 “Financial Statements and Supplementary Data - Note 9 to the Consolidated Financial Statements - Warrants” in the 2024 Annual Report on Form 10-K for the year ended December 31, 2024 for more information.

Remeasurement of share-based termination liability
Remeasurement of share-based termination liability decreased by $0.2 million, or 100%, for the three months ended March 31, 2025 compared to the three months ended March 31, 2024. The share-based termination liability was not outstanding during the three months ended March 31, 2025 as it was derecognized in September 2024. See Part II, Item 8 “Financial Statements and Supplementary Data - Note 7 to the Consolidated Financial Statements - Share-based Termination Liability” in the 2024 Annual Report on Form 10-K for the year ended December 31, 2024 for more information.
Remeasurement of convertible notes
The convertible notes are related to transactions that took place during the fourth quarter 2023 and the first nine months of 2024, which resulted in the remeasurement of convertible notes of $1.2 million for the three months ended March 31, 2024. There were no convertible notes outstanding during the three months ended March 31, 2025. See Part II, Item 8 “Financial Statements and Supplementary Data - Note 8 to the Consolidated Financial Statements - Borrowings and Other Financing Arrangements” in the 2024 Annual Report on Form 10-K for the year ended December 31, 2024 for more information.
Remeasurement of related party convertible notes
The related party convertible notes are related to transactions that took place during the fourth quarter 2023 and the first nine months of 2024, which resulted in the remeasurement of the related party convertible notes of $0.2 million for the three months ended March 31, 2024. There were no related party convertible notes outstanding during the three months ended March 31, 2025. See Part II, Item 8 “Financial Statements and Supplementary Data - Note 8 to the Consolidated Financial Statements - Borrowings and Other Financing Arrangements” in the 2024 Annual Report on Form 10-K for the year ended December 31, 2024 for more information.
Remeasurement of public placement warrant liability
Remeasurement of public placement warrant liability resulted in a gain of $0.2 million for the three months ended March 31, 2025. There was no remeasurement of public placement warrant liability for the three months ended March 31, 2024 as it was not outstanding during that period. The change in the remeasurement of the public placement warrant liability is entirely related to previously issued warrants to purchase the Company’s common stock, which were assumed in connection with the Merger. In addition, the change in fair value is a direct result of the assumptions used in the Monte Carlo simulation model used to calculate the fair value as of each balance sheet date, including our estimated equity value at such time, the risk-free rate at such time, the timing of the warrant expiration, and the estimated volatility. Refer to Note 4 and Note 7 in our unaudited interim condensed consolidated financial statements for the three months ended March 31, 2025 and 2024 included elsewhere in this report for more information.
Remeasurement of related party private placement warrant liability
Remeasurement of related party private placement warrant liability resulted in a loss of $0.6 million for the three months ended March 31, 2025. There was no remeasurement of related party private placement warrant liability for the three months ended March 31, 2024 as it was not outstanding during that period. The change in the remeasurement of the related party private placement warrant liability is related to previously issued warrants to purchase the Company’s Common stock, which were issued to the Sponsor, a related party, and were assumed in connection with the Merger. The change in the remeasurement of the related party private placement warrant liability also includes the change in fair value after a modification to the warrants were made during the three months ended March 31, 2025, which resulted in a reduction of the exercise price of the warrants. In addition, the change in fair value is a direct result of the assumptions used in the Monte Carlo simulation model used to calculate the fair value as of each balance sheet date, including our estimated equity value at such time, the risk-free rate at such time, the timing of the warrant expiration, and the estimated volatility. Refer to Note 4 and Note 7 in our unaudited interim condensed consolidated financial statements for the three months ended March 31, 2025 and 2024 included elsewhere in this report for more information.

Other income (expense), net
Other income (expense), net decreased by $0.03 million, or 13%, for the three months ended March 31, 2025 compared to the three months ended March 31, 2024, which was primarily attributable to a reimbursement from the Sponsor related to a payment on the excise tax liability.
Liquidity and Capital Resources
Capital Requirements
We have incurred losses and negative cash flows from operations since our inception and have historically funded our operations primarily with the proceeds from sales of our convertible preferred stock, convertible notes, and Senior Secured Notes. As of March 31, 2025, we had cash and cash equivalents totaling $1.0 million and an accumulated deficit of $467.8 million.
We will need substantial capital to support our product development and operations. Based upon our current operating plan, we estimate that our cash and cash equivalents as of the date of this filing are insufficient to fund operating, investing, and financing cash flow needs for the following twelve months.
These uncertainties raise substantial doubt regarding our ability to continue as a going concern for a period of twelve months subsequent to the date of this filing. To obtain the capital necessary to fund the operations, we expect to obtain funds through generating additional customer contracts and restructuring our current equity instruments as well as current financial obligations. Certain elements of the operating plan to alleviate the conditions that raise substantial doubt, including but not limited to the Company’s ability to achieve its operating cash flow targets, or restructure its current equity instruments and current financial obligations, are outside of the Company’s control. Accordingly, we cannot conclude that management’s plans will be effectively implemented within one year. These factors raise substantial doubt about our ability to continue as a going concern for one year following the date of this filing.
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
Triton Financing
On February 13, 2025, the Company entered into a common stock purchase agreement with Triton related to the purchase of up to $1.5 million of shares of the Company's common stock between the date a form S-1 registration statement becomes effective and June 30, 2025. Triton is a San Diego based entity that makes direct investments in publicly-traded companies. Under the form S-1 registration statement, the Company registered 492,842 shares of common stock consisting of (a) up to 342,842 shares of common stock and (b) up to 150,000 shares of common stock underlying a warrant to purchase the Company's common stock.
The S-1 registration statement became effective on March 27, 2025. On March 31, 2025, the Company issued 342,842 shares of common stock to Triton, subject to payment by Triton of the shares. Triton is expected to remit payment based on a purchase price equal to 75% of the lowest daily volume weighted average price of the Company's common stock ten business days prior to the closing date. As of the date of filing of this Form 10-Q, the purchase of common stock has not been consummated. The Company recorded an estimate of $1.3 million to additional paid-in capital within stockholders' equity for the estimated proceeds to be received. As no proceeds have been received, an offsetting entry was recorded to additional paid-in capital within stockholders' equity, resulting in no net impact to stockholders' deficit as of March 31, 2025.
Cash Flow Summary — Three Months Ended March 31, 2025 and 2024
The following table summarizes our cash flows for the periods presented:

	Three Months Ended March 31,
	2025	2024

	(in thousands)
Cash used in operating activities	$(2,467)	$(4,536)
Cash used in investing activities	(14)	(13)
Cash provided (used) by financing activities	(47)	4,529
Exchange rate effect on cash, cash equivalents and restricted cash	—	(34)
Net change in cash and cash equivalents and restricted cash	(2,528)	(54)
Operating Activities
Net cash used in operating activities was $2.5 million for the three months ended March 31, 2025, a decrease of $2.1 million compared to the three months ended March 31, 2024. The decrease in net cash used in operating activities was primarily attributable to a decrease in net loss, as well as a decrease in prepaid and other current assets as compared to an increase in the prior year.
Investing Activities
Net cash used in investing activities was immaterial for both the three months ended March 31, 2025 and 2024, and consisted primarily of the purchases of property and equipment.

Financing Activities
Net cash used in financing activities was $0.05 million for the three months ended March 31, 2025 as compared to cash provided by financing activities of $4.5 million for the three months ended March 31, 2024. The difference was related to the proceeds received from the Bridge Financing Notes during the three months ended March 31, 2024. See Part II, Item 8 “Financial Statements and Supplementary Data - Note 8 to the Consolidated Financial Statements - Borrowings and Other Financing Arrangements” in the 2024 Annual Report on Form 10-K for the year ended December 31, 2024 for more information on the Bridge Financing Notes.
Off-Balance Sheet Arrangements and Contractual Obligations
As of March 31, 2025 and through the date hereof, we do not have any off-balance sheet arrangements, as defined in the rules and regulations of the SEC.
In the ordinary course of our operations, we enter into certain contractual obligations. Such obligations include manufacturing arrangements, leases, and debt arrangements.
Recent Accounting Pronouncements
Refer to Note 3 in our unaudited interim condensed consolidated financial statements for the three months ended March 31, 2025 and 2024 for recently adopted accounting pronouncements and recently issued accounting pronouncements not yet adopted as of the dates of the statement of financial position included in this filing.
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
While the significant accounting policies are described in more detail in Note 3 in our unaudited interim condensed consolidated financial statements for the three months ended March 31, 2025 and 2024, management believes that the following accounting policies are those most critical to the judgments and estimates used in the preparation of our unaudited interim condensed consolidated financial statements.
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
Deferred Transaction Costs
Deferred transaction costs consist of direct legal, accounting, filing and other fees and costs directly attributable to the common stock purchase agreement with Triton Funds. We capitalized deferred transaction costs prior to the close of the Merger and included within the condensed consolidated balance sheet. The Company will reclassify the deferred transaction costs to additional paid-in capital to offset the proceeds received upon closing of the common stock purchase agreement.

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
Stock-Based Compensation
We grant restricted stock units (“RSUs”) to employees and non-employee consultants, which vest upon the satisfaction of both the service-based condition or performance milestone-based condition(s) and a liquidity event condition. The fair value of restricted stock units is determined based on our estimated fair value of Common stock at the date of the grant. During the three months ended March 31, 2025, we recognized $1.9 million as stock-based compensation expense for the RSUs.
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
•Fair Value of Common Stock — Given the absence of a public trading market, we considered numerous objective and subjective factors to determine the fair market value of Common stock. These factors included but were not limited to (i) contemporaneous third-party valuations of Common stock; (ii) the rights and preferences of preferred stock relative to Common stock; (iii) the lack of marketability of Common stock; (iv) developments in the business; and (v) the likelihood of achieving a liquidity event, such as an initial public offering or sale of Bolt Threads, given prevailing market conditions.
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
Evaluation of Disclosure Controls and Procedures
Our management, with the participation of our principal executive officer and our principal financial officer, evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of March 31, 2025. Based on that evaluation, our Chief Executive Officer and our Chief Accounting Officer concluded that, as a result of the material weakness in our internal control over financial reporting described below, the design and operation of our disclosure controls and procedures were not effective as of March 31, 2025.
Material Weakness
A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of our annual or interim financial statements will not be prevented or detected on a timely basis. The following material weaknesses in our internal control over financial reporting exist as of March 31, 2025:

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
Changes in Internal Control over Financial Reporting
Other than the ongoing remediation efforts described above, there have been no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the three months ended March 31, 2025 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II — OTHER INFORMATION
Item 1. Legal Proceedings
From time to time, we may be a party to various lawsuits, claims and other legal proceedings that arise in the ordinary course of our business. We do not currently have any outstanding material litigation.
Item 1A. Risk Factors
Our business, financial condition and operating results can be affected by a number of factors, whether currently known or unknown, including but not limited to those described as risk factors, any one or more of which could, directly or indirectly, cause our actual operating results and financial condition to vary materially from past, or anticipated future, operating results and financial condition. For a discussion of these potential risks and uncertainties, see Part I, Item 1A. “Risk Factors” in our Annual Report. There have been no material changes in our risk factors to those included in our Annual Report.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
There have not been sales of unregistered equity securities during the period covered by this Quarterly Report on Form 10-Q that were not previously reported in a Current Report on Form 8-K.
Item 3. Defaults Upon Senior Securities
None.
Item 4. Mine Safety Disclosures
Not applicable.
Item 5. Other Information
(a) None.
(b) None.
(c) Insider Trading Arrangements and Policies.
During the three months ended March 31, 2025, no director or “officer” (as defined in Rule 16a-1(f) under the Exchange Act) of the Company adopted or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement”, as each term is defined in Item 408(a) of Regulation S-K.

Item 6. Exhibits
EXHIBIT INDEX

Exhibit		Incorporated by Reference				Filed/ Furnished Herewith
Number	Exhibit Description	Form	File No.	Exhibit	Filing Date
2.1+	Business Combination Agreement, dated as of October 4, 2023, by and among the Company, Beam Merger Sub, Inc. and Bolt Threads, Inc.	S-4/A	333-276849	2.1	7/10/2024
2.2+	Amendment No. 1 to the Business Combination Agreement, dated as of June 10, 2024, by and among the Company, Beam Merger Sub, Inc. and Bolt Threads, Inc.	8-K	001-40223	2.1	6/13/2024
3.1	Second Amended and Restated Certificate of Incorporation, dated as of August 13, 2024.	8-K	001-40223	3.1	8/19/2024
3.2	Certificate of Amendment to the Second Amended and Restated Certificate of Incorporation of Bolt Projects Holdings, Inc., dated April 21, 2025.	8-K	001-40223	3.1	4/22/2025
3.3	Amended and Restated Bylaws, dated as of August 13, 2024.	8-K	001-40223	3.2	8/19/2024
4.1	Specimen common stock Certificate.	S-1	333-282014	4.1	9/9/2024
4.2	Specimen Warrant Certificate.	S-1/A	333-253465	4.3	3/5/2021
4.3	Warrant Agreement between the Registrant and Continental Stock Transfer & Trust Company, dated as of March 16, 2021.	8-K	001-40223	4.1	3/22/2021
4.4	Common Stock Purchase Warrant, between the Company and Triton Funds LP, dated as of February 13, 2025.	8-K	001-40223	4.1	2/14/2025
4.5	Warrant Agreement between the Company and Golden Arrow Sponsor LLC, dated as of March 5, 2025.	10-K	001-40223	4.5	3/18/2025
10.1	Common Stock Purchase Agreement, dated February 13, 2025, between the Company and Triton Funds LP.	8-K	001-40223	10.1	2/14/2025
10.2	Settlement Agreement, dated February 14, 2025, between the Company and Golden Arrow Sponsor LLC.	8-K	001-40223	10.1	2/14/2025
10.3	Exchange Agreement, dated February 14, 2025, by and between the Company and Golden Arrow Sponsor LLC.	8-K	001-40223	10.2	2/14/2025
31.1	Certification of Principal Executive Officer pursuant to Rule 13a-14(a)/15d-14(a).					*
31.2	Certification of Principal Financial Officer pursuant to Rule 13a-14(a)/15d-14(a).					*
32.1	Certification of Principal Executive Officer pursuant to 18 U.S.C. Section 1350.					**
32.2	Certification of Principal Financial Officer pursuant to 18 U.S.C. Section 1350.					**
101.INS	Inline XBRL Instance Document – the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.					*
101.SCH	Inline XBRL Taxonomy Extension Schema Document.					*
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document.					*
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document.					*
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document.					*
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document.					*
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)					*
*Filed herewith.
**Furnished herewith.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, duly authorized.

Bolt Projects Holdings, Inc.

Date: May 12, 2025	By:	/s/ Daniel Widmaier
	Name:	Daniel Widmaier
	Title:	Chief Executive Officer (principal executive officer)

Date: May 12, 2025	By:	/s/ Randy Befumo
	Name:	Randy Befumo
	Title:	Interim Chief Financial Officer (principal financial officer and principal accounting officer)