Form 10-Q
period 2025-06-30
Bolt Projects Holdings, Inc.
filed 2025-08-12
CIK 1841125

..

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_______________________________________________________________________
FORM 10-Q
_______________________________________________________________________
(MARK ONE)
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2025
or
☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from___________to___________
Commission file number: 001-40223
_______________________________________________________________________
Bolt Projects Holdings, Inc.
(Exact name of registrant as specified in its charter)
_______________________________________________________________________

Delaware	86-1256660
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

2261 Market Street, Suite 5547 San Francisco, CA	94114
(Address of Principal Executive Offices)	(Zip Code)
(415) 325-5912
(Registrant’s telephone number, including area code)
N/A
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
As of August 6, 2025, the registrant had 2,061,779 shares of common stock, $0.0001 par value per share, issued and outstanding.

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
“Warrants” means the Public Warrants together with the Private Placement Warrants.

FORWARD-LOOKING STATEMENTS
This Quarterly Report on Form 10-Q contains forward-looking statements including within the meaning of the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. We intend such forward-looking statements to be covered by the safe harbor provisions for forward-looking statements contained in Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). In some cases, you can identify forward-looking statements by terms such as “may,” “will,” “should,” “expect,” “plan,” “anticipate,” “could,” “intend,” “target,” “project,” “contemplate,” “believe,” “estimate,” “predict,” “potential” or “continue” or the negative of these terms or other similar expressions, although not all forward-looking statements contain these words. All statements other than statements of historical fact contained in this Quarterly Report on Form 10-Q, including without limitation, statements regarding the Company’s strategy, financial results, goals, the steps the Company plans to take to comply with Nasdaq listing standards, expected financing transactions, and cash resources are forward-looking statements.
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
•Our Vegan Silk Technology Platform has limited product and brand recognition within the beauty and personal care market as a substitute for silicone elastomers.
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
•Other important risk factors that could affect the outcome of the events set forth in these statements and that could affect our operating results and financial condition described in Part I, Item 1A. “Risk Factors” and Part II, Item 7 “Management’s Discussion and Analysis of Financial Condition and Results of Operations” of our Annual Report on Form 10-K for the fiscal year ended December 31, 2024 and Part I, Item 2. “Management’s Discussion and Analysis of Financial Condition and Results of Operations” of this Quarterly Report on Form 10-Q.
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

PART I — FINANCIAL INFORMATION
Item 1. Financial Statements
BOLT PROJECTS HOLDINGS, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(IN THOUSANDS, EXCEPT SHARE AND PER SHARE AMOUNTS)

	June 30, 2025 (Unaudited)	December 31, 2024
Assets
Current assets:
Cash and cash equivalents	$974	$3,512
Accounts receivable	697	870
Inventory	346	1,760
Prepaid expenses and other current assets	1,167	2,593
Total current assets	3,184	8,735

Property and equipment, net	32	21
Deferred transaction costs	139	—
Other non-current assets	3,456	3,474
Total assets	$6,811	$12,230

Liabilities and Stockholders’ Deficit
Current liabilities:
Accounts payable	$2,466	$413
Accrued expenses and other current liabilities	3,321	3,499
Excise tax payable	2,925	2,925
Total current liabilities	8,712	6,837

Long-term debt, non-current	13,009	13,186
Public placement warrant liability	5	267
Related party private placement warrant liability	245	133
Other non-current liabilities	—	417
Total liabilities	21,971	20,840
Commitments and contingencies (Note 10)
Stockholders’ Deficit:
Common stock: $0.0001 par value, 500,000,000 shares authorized at June 30, 2025 and December 31, 2024; 2,061,779 and 1,714,792 shares issued and outstanding at June 30, 2025 and December 31 2024, respectively	—	—
Additional paid-in capital	457,157	453,172
Accumulated other comprehensive income	26	19
Accumulated deficit	(472,343)	(461,801)
Total stockholders’ deficit	(15,160)	(8,610)
Total liabilities and stockholders’ deficit	$6,811	$12,230
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements

BOLT PROJECTS HOLDINGS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS (UNAUDITED)
(IN THOUSANDS, EXCEPT SHARE AND PER SHARE AMOUNTS)

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024 (Revised)
Revenue	$1,302	$56	$1,473	$75
Cost of revenue	1,240	85	1,412	150
Gross income (loss)	$62	$(29)	$61	$(75)
Operating expenses:
Research and development	690	971	1,615	1,384
Sales and marketing	183	62	303	123
General and administrative	4,006	8,546	8,360	13,298
Total operating expenses	4,879	9,579	10,278	14,805
Loss from operations	(4,817)	(9,608)	(10,217)	(14,880)
Other income (expense)
Interest expense	(314)	(357)	(635)	(644)
Loss on extinguishment of convertible notes	—	(26,359)	—	(26,359)
Remeasurement of convertible preferred stock warrant liability	—	73	—	97
Remeasurement of share-based termination liability	—	(1,498)	—	(1,312)
Remeasurement of convertible notes	—	(15,874)	—	(17,087)
Remeasurement of related party convertible notes	—	(5,300)	—	(5,548)
Remeasurement of public placement warrant liability	78	—	262	—
Remeasurement of related party private placement warrant liability	499	—	(112)	—
Other income (expense), net	(29)	(9)	160	207
Total other income (expense), net	234	(49,324)	(325)	(50,646)
Loss before income taxes	(4,583)	(58,932)	(10,542)	(65,526)
Income tax provision	—	—	—	—
Net loss	$(4,583)	$(58,932)	$(10,542)	$(65,526)
Other comprehensive income:
Reporting currency translation	5	4	7	27
Comprehensive loss	$(4,578)	$(58,928)	$(10,535)	$(65,499)

Net loss per share, basic and diluted	$(2.20)	$(252.21)	$(5.53)	$(280.43)
Weighted-average common shares outstanding, basic and diluted	2,079,609	233,660	1,905,837	233,660
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements

BOLT PROJECTS HOLDINGS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CONVERTIBLE PREFERRED STOCK AND STOCKHOLDERS’ DEFICIT (UNAUDITED)
(IN THOUSANDS, EXCEPT SHARE AND PER SHARE AMOUNTS)

	Convertible Preferred Stock		Common Stock		Additional Paid-In Capital	Accumulated Deficit	Accumulated Other Comprehensive Income (Loss)	Total Stockholders’ Deficit
	Shares	Amount	Shares	Amount
Balances at January 1, 2024	402,429	$93,889	166,793	$—	$283,881	$(396,408)	$(14)	$(112,541)
Stock-based compensation expense	—	—	—	—	98	—	—	98
Reporting currency translation adjustments	—	—	—	—	—	—	23	23
Net loss	—	—	—	—	—	(6,594)	—	(6,594)
Balances at March 31, 2024	402,429	$93,889	166,793	$—	$283,979	$(403,002)	$9	$(119,014)
Stock-based compensation expense	—	—	—	—	97	—	—	97
Reporting currency translation adjustments	—	—	—	—	—	—	4	4
Net loss	—	—	—	—	—	(58,932)	—	(58,932)
Balances at June 30, 2024	402,429	$93,889	166,793	$—	$284,076	$(461,934)	$13	$(177,845)
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements

BOLT PROJECTS HOLDINGS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CONVERTIBLE PREFERRED STOCK AND STOCKHOLDERS’ DEFICIT (CONTINUED)
(UNAUDITED)
(IN THOUSANDS, EXCEPT SHARE AND PER SHARE AMOUNTS)

	Convertible Preferred Stock		Common Stock		Additional Paid-In Capital	Accumulated Deficit	Accumulated Other Comprehensive Income (Loss)	Total Stockholders’ Deficit
	Shares	Amount	Shares	Amount
Balance at January 1, 2025	—	—	1,714,792	$—	$453,172	$(461,801)	$19	$(8,610)
Issuance of common stock for common stock purchase agreement (1)	—	—	342,842	$—	$—	$—	$—	$—
Issuance of common stock for restricted stock units vesting	—	—	4,145	$—	$—	$—	$—	$—
Stock-based compensation expense	—	—	—	$—	$2,131	$—	$—	$2,131
Reporting currency translation adjustments	—	—	—	$—	$—	$—	$2	$2
Net loss	—	—	—	$—	$—	$(5,959)	$—	$(5,959)
Balance at March 31, 2025	—	$—	2,061,779	$—	$455,303	$(467,760)	$21	$(12,436)
Issuance of common stock for common stock purchase agreement (1)	—	—	—	$—	$540	$—	$—	$540
Transaction costs for common stock issuance	—	—	—	$—	$(249)	$—	$—	$(249)
Stock-based compensation expense	—	—	—	$—	$1,563	$—	$—	$1,563
Reporting currency translation adjustments	—	—	—	$—		$—	$5	$5
Net loss	—	—	—	$—	$—	$(4,583)	$—	$(4,583)
Balance at June 30, 2025	—	$—	2,061,779	$—	$457,157	$(472,343)	$26	$(15,160)
(1) See Note 8 - Common Stock and Stock-based Compensation for more information on the common stock purchase agreement
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements

BOLT PROJECTS HOLDINGS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
(IN THOUSANDS)

	Six Months Ended June 30,
	2025	2024
Operating activities:
Net loss	$(10,542)	$(65,526)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation expense	1	1
Stock-based compensation	3,694	195
Non-cash interest expense	271	580
Non-cash debt issuance costs	—	9,417
Loss on extinguishment of convertible notes	—	26,359
Remeasurement of convertible preferred stock warrant liability	—	(97)
Remeasurement of public placement warrant liability	(262)	—
Remeasurement of related party private placement warrant liability	112	—
Remeasurement of share-based termination liability	—	1,312
Remeasurement of convertible notes	—	17,087
Remeasurement of related party convertible notes	—	5,548
Changes in operating assets and liabilities:
Accounts receivable	(697)	—
Inventory	1,414	(2,755)
Prepaid expenses and other current assets	2,301	269
Other non-current assets	18	300
Accounts payable	1,902	(585)
Accrued expenses and other current liabilities	(475)	634
Operating lease liabilities	—	(101)
Other non-current liabilities	(593)	—
Net cash used in operating activities	(2,856)	(7,362)
Investing activities:
Purchases of property and equipment	(12)	(13)
Net cash used in investing activities	(12)	(13)
Financing activities:
Payments of deferred transaction costs	(185)	(2,371)
Proceeds from issuance of Common stock (net of $25 of transaction costs)	515	—
Proceeds from Bridge Financing Notes	—	18,671
Proceeds from issuance of related party notes	—	250
Payments on related party notes	—	(250)
Net cash provided by financing activities	330	16,300
Exchange rate effect on cash, cash equivalents and restricted cash	—	(47)
Net change in cash, cash equivalents and restricted cash	(2,538)	8,878
Cash, cash equivalents and restricted cash at beginning of period	3,512	934
Cash, cash equivalents and restricted cash at end of period	$974	$9,812
Supplemental cash flow disclosures:
Cash paid for income taxes	$—	$—
Cash paid for interest	$962	$62
Supplemental disclosures of non-cash investing and financing activities:
Deferred transaction costs in accounts payable and accrued expenses	$54	$637
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
Reverse Stock Split
On April 21, 2025, Bolt Projects Holdings, Inc. (the “Company”) effected a 1-for-20 reverse stock split of its Common stock (the “Reverse Stock Split”). As previously disclosed, at its special meeting of stockholders held on April 9, 2025 (the “Special Meeting”), the stockholders of the Company approved a proposal to authorize the Company’s Board of Directors (the “Board”), in its discretion following the Special Meeting, to amend the Company’s Second Amended and Restated Certificate of Incorporation (the “Certificate of Incorporation”) to effect a reverse stock split of all of the outstanding shares of the Company’s Common stock, par value $0.0001 per share, in a ratio within the range from each whole number between and including ten (10) and twenty (20) (the “Reverse Split Ratios”). On April 9, 2025, following the Special Meeting, the Board approved the Reverse Stock Split at a ratio of 1-for-20. On April 21, 2025, the Company filed with the Secretary of State of the State of Delaware a certificate of amendment (the “Certificate of Amendment”) to amend the Certificate of Incorporation to effect the Reverse Stock Split. The Reverse Stock Split became effective at 5:00 p.m., Eastern Time, on April 21, 2025.
As a result of the Reverse Stock Split, every 20 shares of the Company’s Common stock issued or outstanding were automatically reclassified into one new share of Common stock. No fractional shares were issued in connection with the Reverse Stock Split. Stockholders who would otherwise have been entitled to receive fractional shares as a result of the Reverse Stock Split received a cash payment in lieu thereof at a price equal to the fraction to which the stockholder would otherwise have been entitled multiplied by the closing sales price per share of the Common stock (as adjusted to give effect to the Reverse Stock Split) on The Nasdaq Stock Market LLC on April 21, 2025, the last trading day immediately preceding the effective time of the Reverse Stock Split.
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
2.    LIQUIDITY AND GOING CONCERN
The Company has not historically been profitable and has had negative cash flow from operations since inception. During the six months ended June 30, 2025, the Company incurred a net loss of $10.5 million. During the six months ended June 30, 2025, the Company used $2.9 million of cash in operations. As of June 30, 2025, the Company had an accumulated deficit of $472.3 million, a negative net working capital of $5.5 million, and cash and cash equivalents of $1.0 million.
The Company will need additional capital to support its planned product development and operations. Based upon the Company’s current operating plan, it estimates that its cash and cash equivalents as of the issuance date of the unaudited interim condensed consolidated financial statements included in this report are insufficient for the Company to fund operating, investing, and financing cash flow needs for the twelve months subsequent to the issuance date of these unaudited interim condensed consolidated financial statements. To obtain the capital necessary to fund the operations, the

Company may seek to obtain funds through public or private equity offerings, debt financing transactions, refinancing or restructuring its current debt obligations, or any other means, but there is no assurance that this will be successful. Based on our current operating plan and forecasted cash requirements, we believe our existing cash resources will be sufficient to fund planned operations until we complete our anticipated financing activities in the third quarter of 2025, although there is no assurance that this financing will be consummated.
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
3.    SIGNIFICANT ACCOUNTING POLICIES
Unaudited Interim Condensed Consolidated Financial Statements
The accompanying interim condensed consolidated balance sheet at June 30, 2025, the interim condensed consolidated statements of operations and comprehensive loss for the three and six months ended June 30, 2025 and 2024, the interim condensed consolidated statements of convertible preferred stock and stockholders’ deficit for the six months ended June 30, 2025 and 2024, the interim condensed consolidated statements of cash flows for the six months ended June 30, 2025 and 2024, and amounts relating to the interim periods included in the accompanying notes to the interim condensed consolidated financial statements are unaudited. The unaudited interim condensed consolidated financial statements have been prepared on the same basis as the audited annual consolidated financial statements, and in management’s opinion, includes all adjustments, consisting of only normal recurring adjustments, necessary for the fair presentation of the Company’s consolidated balance. Operating results for the interim periods presented are not necessarily indicative of results to be expected for the year ending December 31, 2025 or for any other interim period.
These unaudited interim condensed consolidated financial statements should be read in conjunction with the Company’s audited consolidated financial statements and notes thereto for the years ended December 31, 2024 and 2023.
Correction of an Error
It was identified that certain 2024 expenses previously recorded as research and development were related to activities that should be recorded as general and administrative. As a result, management has corrected this error by increasing general and administrative expense by $1.1 million for the six months ended June 30, 2024, and decreasing research and development expense by $1.1 million for the six months ended June 30, 2024. This classification adjustment was made to better reflect the nature of the expenses in accordance with U.S. GAAP. The misclassification has no impact on the Company’s total operating expenses, net loss, or net loss per share. The Company analyzed the potential impact of the misclassification error in accordance with the appropriate guidance, from both a qualitative and quantitative perspective, and concluded that the error was not material to any prior year period.
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
When evaluating the Company’s financial performance, the CODM reviews the US GAAP financial statements, forecasts, budgets, and the cash position of the Company in deciding whether to reinvest in the Vegan Silk Technology Platform segment or into other parts of the entity, such as making acquisitions or paying dividends.
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
The Company is dependent on a sole supplier for certain manufacturing activities for its products. An interruption in the supply of these materials could impact the Company’s ability to commercialize and manufacture inventory.
Assets outside of the U.S. were immaterial, or less than 1.0%, of total assets at June 30, 2025 and December 31, 2024, respectively.
During the three months ended June 30, 2025 and 2024, separate single customers represented 95% and 98% of total revenue, respectively. During the six months ended June 30, 2025 and 2024, separate single customers represented 94% and 72% of total revenue, respectively.
Inventory
Inventory consists of finished b-silk and xl-silk powder. Inventory is recorded at the lower of the weighted average cost and net realizable value using the specific identification method based on contractual selling price. Write downs of inventory are recognized as a charge to cost of revenue. No impairment was recognized during the six months ended June 30, 2025 and 2024.
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
Deferred Transaction Costs
Deferred transaction costs consist of legal, accounting, filing and other fees and costs directly attributable to anticipated financing transactions. The deferred transaction costs were $0.1 million at June 30, 2025.
Long-Lived Assets and Impairment Assessment
The Company reviews its depreciable long-lived assets, such as property and equipment, for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. An impairment loss may be recognized when the undiscounted cash flows expected to be generated by a long-lived asset (or asset group) are less than its carrying value. Any required impairment loss would be measured as the amount by which the asset’s (or asset group’s) carrying value exceeds its fair value and would be recorded as a reduction in the carrying value of the related asset and reflected in the interim condensed consolidated statements of operations and comprehensive loss. No impairment charges were recorded on any long-lived assets during the three and six months ended June 30, 2025.
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

Financial assets and liabilities held by the Company measured at fair value on a recurring basis at June 30, 2025 and December 31, 2024 include the public placement warrant liability and the related party private placement warrant liability (see Note 4 – Fair Value Measurements).
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
Revenue Recognition
The Company’s revenue contracts represent a single performance obligation to sell its products or provide services to customers. Sales are recorded at the time control of the product is transferred to customers, or when services are performed, in an amount that reflects the consideration the Company expects to be entitled to in exchange for the goods or services provided. Control is the ability of customers to “direct the use of” and “obtain” the benefit from the Company’s products. In evaluating the timing of the transfer of control of products to customers, the Company considers several control indicators, including significant risks and rewards of products, the Company’s right to payment and the legal title of the products. Based on the assessment of control indicators, product revenue is generally recognized when products are shipped to customers. Service revenue is generally recognized over time as services are performed.
In arrangements where another party is involved in providing products or services to a customer, the Company evaluates whether it acts as a principal or agent in the transaction. To the extent the Company acts as the principal, revenue is reported on a gross basis. To the extent the Company acts as the agent, revenue is reported on a net basis. In this evaluation, the Company considers if the Company obtains control of the specified goods or services before they are transferred to the customer, as well as other indicators such as the party primarily responsible for fulfillment, inventory risk, and discretion in establishing price. For the three and six months ended June 30, 2025 and 2024, the Company has determined it is acting as the principal in its revenue arrangements due to the Company being primarily responsible for fulfillment of the arrangement and having discretion in establishing the price.
The timing of revenue recognition may differ from the timing of invoicing to customers, and these timing differences result in receivables (billed or unbilled), contract assets, or contract liabilities (deferred revenue) on the Company’s interim condensed consolidated balance sheets. The Company records a contract asset when revenue is recognized prior to the right to invoice, or deferred revenue when revenue is recognized subsequent to invoicing. The Company had zero contract assets at June 30, 2025 and December 31, 2024, and $0.1 million and zero deferred revenue at June 30, 2025 and December 31, 2024, respectively.
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
The table below presents the Company’s assets and liabilities measured at fair value on a recurring basis aggregated by the level in the fair value hierarchy at June 30, 2025 (in thousands):

	Level 1	Level 2	Level 3	Total
Liabilities:
Public placement warrant liability	$—	$—	$5	$5
Related party private placement warrant liability	—	—	245	245
Long-term debt, non-current	$—	$13,009	$—	$13,009
Total liabilities	$—	$13,009	$250	$13,259
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
Public Placement Warrant Liability
In connection with the Merger, the Company assumed the Public Placement Warrants (see Note 7 – Warrants) to purchase the Company’s Common stock. The Company accounts for the Public Placement Warrants as a liability in accordance with ASC 815-40-15 since the Public Placement Warrants do not meet the criteria for equity treatment and must be recorded as liabilities. This liability is subject to remeasurement at each balance sheet date until exercised. The fair value of the public placement liability at June 30, 2025 and December 31, 2024 was determined using the Monte Carlo simulation model. The public placement warrant liability represents a Level 3 measurement within the fair value hierarchy as it has been valued using some unobservable inputs.

The key inputs for the Monte Carlo simulation model to value the Public Placement Warrants at June 30, 2025 and December 31, 2024 were as follows:

	June 30, 2025	December 31, 2024
Stock price	$2.82	$9.60
Exercise price	$230.00	$230.00
Redemption Threshold	$360.00	$360.00
Effective expiration date	August 13, 2029	August 13, 2029
Term (years)	4.1	4.6
Volatility	75%	80%
Risk-free rate	3.67%	4.27%
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

The fair value of the Sponsor Warrants at June 30, 2025 and February 14, 2025 was determined using the Monte Carlo simulation model. The key inputs for the Monte Carlo simulation model to value the Sponsor Warrants at June 30, 2025 and February 14, 2025 were as follows:

	June 30, 2025	February 14, 2025
Stock price	$2.82	$13.20
Exercise price	$10.00	$10.00
Effective expiration date	February 14, 2030	February 14, 2030
Term (years)	4.6	5.0
Volatility	79%	84%
Risk-free rate	3.7%	4.2%
Change in Fair Value of Level 3 Liabilities
The following table presents a reconciliation of the public placement warrant liability measured at fair value on a recurring basis as of June 30, 2025:

Public Placement Warrant Liability
Balance at January 1, 2025	$267
Change in estimated fair value	(184)
Balance at March 31, 2025	$83
Change in estimated fair value	(78)
Balance at June 30, 2025	$5
The change in fair value of the public placement warrant liability is recognized in the interim condensed consolidated statements of operations and comprehensive loss as the remeasurement of the public placement warrant liability.
The following table presents a reconciliation of the related party private placement warrant liability measured at fair value on a recurring basis as of June 30, 2025:

Related Party Private Placement Warrant Liability
Balance at January 1, 2025	$133
Change in estimated fair value before modification(1)	71
Change in fair value for exchange of Sponsor Warrants on February 14, 2025(1)	1,816
Change in estimated fair value after modification(1)	(1,276)
Balance at March 31, 2025	$744
Change in estimated fair value	$(499)
Balance at June 30, 2025	$245

(1) See Note 7 – Warrants for more information on the exchange of warrants with the Sponsor and modification of the related party private placement warrant liability.

The net change in fair value of $0.1 million of the related party private placement warrant liability for the six months ended June 30, 2025 is recognized in the interim condensed consolidated statements of operations and comprehensive loss as the remeasurement of private placement warrant liability.
The following table presents a reconciliation of the convertible notes liability measured at fair value on a recurring basis as of June 30, 2024:

Convertible Notes
Balance at January 1, 2024	$15,604
Note issuance during the period	3,457
Change in estimated fair value	1,213
Balance at March 31, 2024	$20,274
Note issuance during the period	$10,130
Loss on extinguishment	$22,183
Change in estimated fair value	$15,874
Balance at June 30, 2024	$68,461

The change in fair value of the convertible notes is recognized in the interim condensed consolidated statements of operations and comprehensive loss as the remeasurement of the convertible notes. There was no change in fair value attributable to the instrument-specific credit risk for the three and six months ended June 30, 2024.
There were no convertible notes outstanding as of June 30, 2025 or December 31, 2024. See Part II, Item 8 “Financial Statements and Supplementary Data - Note 8 to the Consolidated Financial Statements - Borrowings and Other Financing Arrangements” in the 2024 Annual Report on Form 10-K for the year ended December 31, 2024 for more information.
The following table presents a reconciliation of the related party convertible notes liability measured at fair value on a recurring basis as of June 30, 2024:

Related Party Convertible Notes
Balance at January 1, 2024	$2,133
Note issuance during the period	1,449
Change in estimated fair value	248
Balance at March 31, 2024	$3,830
Note issuance during the period	$3,635
Loss on extinguishment	$4,176
Change in estimated fair value	$5,300
Balance at June 30, 2024	$16,941
The change in fair value of the related party convertible notes is recognized in the interim condensed consolidated statements of operations and comprehensive loss as the remeasurement of related party convertible notes. There was no change in fair value attributable to the instrument-specific credit risk for the three and six months ended June 30, 2024.
There were no related party convertible notes outstanding as of June 30, 2025 or December 31, 2024. See Part II, Item 8 “Financial Statements and Supplementary Data - Note 8 to the Consolidated Financial Statements - Borrowings and Other Financing Arrangements” in the 2024 Annual Report on Form 10-K for the year ended December 31, 2024 for more information.
The following table presents a reconciliation of the share-based termination liability measured at fair value on a recurring basis as of June 30, 2024:

Share-Based Termination Liability
Balance at January 1, 2024	$6,349
Change in estimated fair value	(186)
Balance at March 31, 2024	$6,163
Change in estimated fair value	$1,498
Balance at June 30, 2024	$7,661

The change in fair value of the share-based termination liability is recognized in the interim condensed consolidated statements of operations and comprehensive loss as the remeasurement of the share-based termination liability.
There was no share-based termination liability outstanding as of June 30, 2025 or December 31, 2024. See Part II, Item 8 “Financial Statements and Supplementary Data - Note 7 to the Consolidated Financial Statements - Share-based Termination Liability” in the 2024 Annual Report on Form 10-K for the year ended December 31, 2024 for more information.
The following table presents a reconciliation of the convertible preferred stock warrant liability measured at fair value on a recurring basis as of June 30, 2024:

Convertible Preferred Stock Warrants Liability
Balance at January 1, 2024	$203
Change in estimated fair value	(24)
Balance at March 31, 2024	$179
Change in estimated fair value	$(73)
Balance at June 30, 2024	$106
The change in fair value of the convertible preferred stock warrants is recognized in the interim condensed consolidated statements of operations and comprehensive loss as the remeasurement of the convertible preferred stock warrant liability.
There were no convertible preferred stock warrants outstanding as of June 30, 2025 or December 31, 2024. See Part II, Item 8 “Financial Statements and Supplementary Data - Note 9 to the Consolidated Financial Statements - Warrants” in the 2024 Annual Report on Form 10-K for the year ended December 31, 2024 for more information.
5.    SIGNIFICANT BALANCE SHEET COMPONENTS
Prepaid Expenses and Other Current Assets
Prepaid expenses and other current assets at June 30, 2025 and December 31, 2024, consisted of the following (in thousands):

	June 30, 2025	December 31, 2024
Prepaid expenses	$433	$1,200
Deposits	34	46
Other current assets	700	1,347
Total prepaid expenses and other current assets	$1,167	$2,593
The Company has recorded $0.5 million and $1.2 million of Employee Retention Credits (“ERC”) as other current assets, which are included in prepaid expenses and other current assets in the interim condensed consolidated balance sheets at June 30, 2025 and December 31, 2024, respectively. Under the Coronavirus Aid, Relief, and Economic Security Act (the “CARES Act”), the ERC is a refundable payroll tax credit for businesses and tax-exempt organizations that were affected during the COVID-19 pandemic. Eligible businesses, both for-profit and not-for-profit, that experienced a “significant” decline in gross receipts in any quarter (more than 50% decrease in 2020 from 2019, and more than 20% in 2022) could receive a quarterly refundable payroll tax credit. The Company believes it has reasonably assured qualification and submitted for refunds under the ERC program.

Property and Equipment, net
Property and equipment, net as of June 30, 2025 and December 31, 2024 consisted entirely of equipment. Accumulated depreciation as of June 30, 2025 and December 31, 2024 was immaterial.
Depreciation expense for the three and six months ended June 30, 2025 and 2024 was immaterial. The depreciation expense is presented within operating expenses and is excluded from cost of revenue.
Other Non-Current Assets
Other non-current assets at June 30, 2025 and December 31, 2024, consisted of the following (in thousands):

	June 30, 2025	December 31, 2024
Prepaid expenses, non-current	$3,456	$3,474
Total other non-current assets	$3,456	$3,474
The prepaid expenses, non-current balance at June 30, 2025 and December 31, 2024 includes $3.0 million of the remaining balance of the upfront payment made by the Company in October 2022 for future technical services to be provided by Ginkgo Bioworks, Inc. (“Ginkgo”) (see Note 10 – Commitments and Contingencies).
Accrued Expenses and Other Current Liabilities
Accrued expenses and other current liabilities at June 30, 2025 and December 31, 2024, consisted of the following (in thousands):

	June 30, 2025	December 31, 2024
Accrued professional services	$2,229	$2,091
Accrued payroll and benefits	168	205
Accrued interest expense	510	659
Other accrued expenses	414	544
Total accrued expenses and other current liabilities	$3,321	$3,499

Excise Tax Payable

During the second quarter of 2024, the Internal Revenue Service (“IRS”) issued final regulations with respect to the timing and payment of excise tax. Pursuant to those regulations, the Company was required to file a return and remit payment for any liability incurred during the period from January 1, 2023 to December 31, 2023 on or before October 31, 2024.

The Company did not pay its excise tax liability by October 31, 2024, and as of June 30, 2025, owed approximately $2.9 million in excise tax (the “Excise Tax Liability”). The Company is currently making estimated monthly payments over 72 months of $0.04 million to the IRS. As the Company is unable to pay its obligation in full, it is subject to additional interest and penalties which are currently estimated at 9% interest per annum and a 0.5% underpayment penalty per month or portion of a month up to 25% of the total liability for any amount that is unpaid from November 1, 2024 until paid in full. The Company accrued $0.4 million and $0.5 million in interest and penalties as of June 30, 2025 and December 31, 2024, respectively, which has been recorded as part of accrued expenses and other current liabilities on the condensed consolidated balance sheets.

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
The Senior Secured Notes are collateralized by substantially all of the Company’s assets, and each of its legal subsidiaries’ tangible and intangible assets. The Senior Secured Notes contain customary covenants and events of default. Additionally, the Senior Secured Notes contains subjective acceleration clauses to accelerate the Maturity Date of the Senior Secured Notes in the event that a material adverse change has occurred within the business, operations, or financial condition of the Company. At June 30, 2025, the Company believes that the likelihood of the acceleration of the Maturity Date due to the subjective acceleration clauses is remote.
In December 2023, the Company entered into an amendment to modify the Ginkgo Note Purchase Agreement (“Ginkgo NPA Amendment”). Under the terms of the modification, $10.0 million of outstanding principal was exchanged for a $10.0 million convertible note (“Ginkgo Convertible Note”), which was subjected to the terms of a separate note purchase agreement with certain investors ("Bridge NPA") (See Part II, Item 8 “Financial Statements and Supplementary Data - Note 8 to the Consolidated Financial Statements - Borrowings and Other Financing Arrangements” in the 2024 Annual Report on Form 10-K for the year ended December 31, 2024 for more information about the Bridge NPA). The remaining $20.0 million of outstanding principal, $0.1 million of unamortized issuance costs, and accrued interest of $1.7 million related to the outstanding principal, were exchanged for amended senior secured notes with a principal balance of $11.8 million (the “Amended Senior Note”), a nonexclusive right to license Bolt Threads’ intellectual property relating to Mylo (“IP Transfer”), and a reduction of the prepaid balance relating to the 2022 TDA by $5.4 million (collectively, the “2023 Ginkgo Amendment”). The Amended Senior Note increased the interest rate from the Senior Secured Notes from the existing rate of treasury rate plus 6% per annum to a fixed rate of 12% per annum. In addition, the Amended Senior Note extended the Maturity Date from October 14, 2024 per the Senior Secured Notes to December 31, 2027.
In April 2024, the Company and Ginkgo entered into the second amendment to the Ginkgo Note Purchase Agreement (the “Ginkgo Note Purchase Agreement Amendment No. 2”). Pursuant to the Ginkgo Note Purchase Agreement Amendment No. 2, the interest from the Ginkgo NPA Amendment effective date until the occurrence of the SPAC transaction was to be paid either entirely in cash or in kind by capitalizing and adding such accrued interest to the principal of the Amended Senior Notes at the option of the Company. In addition, upon the occurrence of the SPAC transaction, the Company was obligated to prepay an aggregate principal amount of the Amended Senior Notes equal to the sum of (i) the product of (x) $250,000 and (y) the number of interest payments that were paid in kind, plus (ii) any accrued but unpaid interest amount. After the Merger consummation in August 2024, the Company paid $0.5 million in principal of the Amended Senior Note in September 2024.
At December 31, 2024, the total outstanding principal balance under the Amended Senior Note was $12.0 million and had an effective interest rate of 8.3%. The carrying value of the Amended Senior Note was $13.2 million at December 31, 2024, and is included in long-term debt, non-current, in the interim condensed consolidated balance sheet.
At June 30, 2025, the total outstanding balance under the Amended Senior Note was $12.0 million and had an effective interest rate of 8.3%. The carrying value of the Amended Senior Note was $13.0 million at June 30, 2025, and is included in long-term debt, non-current, in the interim condensed consolidated balance sheet.
For the three months ended June 30, 2025 and 2024, interest expense recognized on the Amended Senior Note was $0.3 million and $0.3 million, respectively. For the six months ended June 30, 2025 and 2024, interest expense recognized on the Amended Senior Note was $0.5 million and $0.6 million, respectively. At June 30, 2025 and December 31, 2024, there was $0.4 million and $0.4 million of accrued interest related to the Amended Senior Note, respectively, that is included within the accrued expenses and other current liabilities in the interim condensed consolidated balance sheets. The Company calculates and records interest expenses on the Amended Senior Note using the effective interest method.
On July 3, 2025, the Company and Ginkgo entered into a waiver agreement to the Amended Senior Note, which deferred the June 30, 2025 interest payment date to July 31, 2025. On August 7, 2025, the Company and Ginkgo entered into a waiver agreement to the Amended Senior Note, which further deferred the June 30, 2025 interest payment date to the earlier of 1) the date that the claims purchase agreement between Ginkgo and Seneca terminates (see Note 12 - Subsequent Events for more information on the Seneca transaction) or 2) August 31, 2025.
At June 30, 2025 and December 31, 2024, management has represented that the Company was in compliance with all applicable covenants under the Amended Senior Note.
The following table summarizes the Company’s stated maturities and future scheduled principal repayments for the Amended Senior Note at June 30, 2025 (in thousands):

For the remainder of the year ending December 31,	Amount
2025	$—
2026	—
2027	11,960
Total debt principal payments	$11,960
Add: unamortized debt premium	1,049
Total Amended Senior Note	$13,009
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
The following table represents the Private Warrants outstanding at June 30, 2025 and December 31, 2024:

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
The Public Warrants became exercisable on the later of (a) 30 days after the completion of a Business Combination and (b) 12 months from the closing of the Initial Public Offering. The Public Warrants will expire five years after the completion of a Business Combination or earlier upon redemption or liquidation. The Company completed the Merger on August 13, 2024. Therefore, all issued and outstanding Public Warrants became exercisable after September 13, 2024. The Public Warrants expire on August 13, 2029.
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

The Company accounted for the exchange as a modification of the Private Placement Warrants liability. The change in fair value as a result of the modification was included in the interim condensed consolidated statements of operations and comprehensive loss within the remeasurement of the private placement warrants liability. The modification did not result in a change to the liability classification, and as such the new Sponsor Warrants will continue to be remeasured at fair value at each balance sheet date until exercised with changes in fair value recorded through earnings as remeasurement of related party private placement warrant liability. See Note 4 - Fair Value Measurements for more information on the changes in fair value recognized during the three and six months ended June 30, 2025 related to the Private Placement Warrants and Sponsor Warrants.

All Public Placement Warrants to purchase 479,163 shares of Common stock were outstanding at June 30, 2025 and December 31, 2024. All newly issued Sponsor Warrants to purchase 250,000 shares of Common stock were outstanding at June 30, 2025, and all previously exchanged Private Placement Warrants to purchase 250,000 shares of Common stock were outstanding at December 31, 2024.
Triton Warrants
On February 13, 2025, the Company entered into a common stock purchase agreement with Triton Funds ("Triton") related to the purchase of up to $1.5 million of shares of the Company's Common stock between the date a form S-1 registration statement became effective and June 30, 2025. The S-1 registration date became effective on March 27, 2025.
Pursuant to the purchase agreement, the Company also issued to Triton a warrant (the “Triton Warrants”) to purchase up to 150,000 shares of Common stock at an exercise price of $10.00 per share, the average closing price of the Company’s Common stock on the five trading days immediately preceding the Company’s entry into the common stock purchase agreement. The Triton Warrants will be exercisable beginning August 13, 2025, subject to a restriction preventing Triton and its affiliates from beneficially owning more than 19.99% of the Company’s outstanding shares of Common stock without the Company first obtaining stockholder approval, and will expire on August 13, 2030.
The Company evaluated the Triton Warrants and concluded that they meet all conditions for equity classification. The estimated fair value of the warrants on issuance date of $3.1 million was recorded to additional paid-in capital within stockholders' equity. As the Company did not receive any consideration for the warrants issued, an offsetting entry was recorded to additional paid-in capital within stockholders' equity, resulting in no net impact to stockholders' deficit as of June 30, 2025.
The following assumptions were used to calculate the fair value of the Triton Warrants upon issuance as of February 13, 2025 using the Black-Scholes pricing model:

February 13, 2025
Stock price	$24.60
Exercise price	$10.00
Effective expiration date	8/13/2030
Term (years)	5.5
Volatility	84%
Risk-free rate	4.4%

8.  COMMON STOCK AND STOCK-BASED COMPENSATION
Common Stock
In connection with the Merger, the Company filed its restated amended certificate of incorporation, which authorized the issuance of up to 500,000,000 shares of Common stock with a par value of $0.0001 per share.
At June 30, 2025 and December 31, 2024, there were 500,000,000 shares of Common stock authorized, and 2,061,779 and 1,714,792 shares issued and outstanding, respectively. Holders of Common stock are entitled to receive dividends whenever funds are legally available and when declared by the Board of Directors. Holders of Common stock are entitled to one vote for each share of Common stock held at all meetings of stockholders.
Common stock reserved for issuance at June 30, 2025 and December 31, 2024, was as follows:

	June 30, 2025	December 31, 2024
Warrants outstanding for future issuance of Common stock	881,007	729,166
Stock options and restricted stock units	438,384	353,908
Stock options and restricted stock units available for future issuance	285,341	34,934
Total shares of Common stock reserved	1,604,732	1,118,008
Triton Financing
On February 13, 2025, the Company entered into a common stock purchase agreement with Triton related to the purchase of up to $1.5 million of shares of the Company's Common stock between the date a form S-1 registration statement became effective and June 30, 2025. Triton is a San Diego based entity that makes direct investments in publicly-traded companies. Under the form S-1 registration statement, the Company registered 492,842 shares of Common stock consisting of (a) up to 342,842 shares of Common stock and (b) up to 150,000 shares of Common stock underlying a warrant to purchase the Company's Common stock.
The S-1 registration statement became effective on March 27, 2025. On March 31, 2025, the Company issued 342,842 shares of Common stock to Triton, subject to payment by Triton for the shares. During the three months ended June 30, 2025, the Company received $0.5 million of gross proceeds for the sale of Common stock. The Company recorded the proceeds to Common stock and additional paid-in capital, and recorded $0.2 million of deferred transaction costs to additional paid-in capital for the three months ended June 30, 2025.
Equity Incentive Plan
Under the 2009 Equity Incentive Plan (the “2009 Plan”), the 2019 Equity Incentive Plan (the “2019 Plan”), and the 2024 Equity Incentive Plan (the “2024 Plan” and together with the 2009 Plan and 2019 Plan, “the Plans”), the Company may grant stock options (both service-based and performance milestone-based) to employees and non-statutory stock options, restricted share awards (“RSAs”) and restricted stock units (“RSUs”) to employees, officers, and non-employee directors and consultants of the Company. Under the Plans, stock options may be immediately exercisable subject to repurchase or may be exercisable as determined by the Board of Directors. The Company has not allowed for early exercises of options under the Plans. Additionally, to date, the Company has not issued RSAs under the Plans. At June 30, 2025 and December 31, 2024, there were options outstanding to purchase a total of 377,134 and 309,351 shares of Common stock under the Plans, respectively, and 61,250 and 44,520 unvested RSUs, respectively. At June 30, 2025 and December 31, 2024, 285,341 and 34,934 shares of Common stock were available for issuance for either option or RSU grants, respectively, under the 2019 Plan and 2024 Plan.
Employee Stock Purchase Plan
Under the Company’s 2024 Employee Stock Purchase Plan (the “ESPP”) eligible employees may contribute a portion of their eligible earnings toward the purchase of our shares of Common stock at a pre-determined discounted price, subject to certain limitations set forth in the ESPP. Employees can purchase stock at a 15% discount applied to the lower of the closing stock prices on the first trading day of the applicable offering period or last trading day of the purchase period for such offering period. The Company commenced its first offering period under the ESPP on May 15, 2025. For the three and six months ended June 30, 2025, no shares of Common stock have been purchased under the ESPP and stock-based compensation expense related to the ESPP was immaterial.
Service-based Stock Options
Option award activity for service-based stock options granted at June 30, 2025, was as follows:

	Number of options outstanding	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Life (Years)	Aggregate Intrinsic Value (in thousand)
Balances at January 1, 2025	304,245	$31.60	9.5	$802
Granted	70,859	5.90	—	—
Exercised	—	—	—	—
Expired	(3,076)	87.40	—	—
Forfeited	—	—	—	—
Balances at June 30, 2025	372,028	$26.16	9.2	$—
Vested and exercisable at June 30, 2025	179,314	$47.17	8.9	$—
Stock options that vested during the six months ended June 30, 2025, had a weighted-average grant date fair value of $7.15. As reflected in the table above, no service-based options were exercised during the six months ended June 30, 2025. There were 192,714 service-based unvested options at June 30, 2025 and $1.2 million of remaining unrecognized stock-based compensation expense, which is expected to be recognized over the weighted-average period of 2.5 years.
Performance Milestone-based Stock Options
Option award activity for performance milestone-based stock options granted at June 30, 2025, was as follows:

	Number of options outstanding	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Life (Years)	Aggregate Intrinsic Value (in thousands)
Balances at January 1, 2025	5,106	$417.00	5.6	$—
Granted	—	—	—	—
Exercised	—	—	—	—
Expired	—	—	—	—
Forfeited	—	—	—	—
Balances at June 30, 2025	5,106	$417.00	5.1	$—
Vested and exercisable at June 30, 2025	1,702	$417.00	5.1	$—
As reflected in the table above, no performance milestone-based options were granted or exercised during the six months ended June 30, 2025. There were no performance milestone-based options that vested during the six months ended June 30, 2025. There were 3,404 of performance milestone-based unvested options and total unrecognized compensation costs were immaterial at June 30, 2025.

Restricted Stock Units
A summary of the Company’s RSU activity and related information is as follows:

	Number of RSUs Outstanding	Weighted-Average Grant Date Fair Value Per Share
Balances at January 1, 2025	44,520	$193.80
Granted	36,073	6.14
Vested	(15,366)	86.31
Forfeited	(3,977)	180.00
Balances at June 30, 2025	61,250	$116.75
The RSUs have both a service-based condition or a performance milestone-based condition(s) and a liquidity event condition. The total RSU vesting expense was $1.4 million and $3.3 million for the three and six months ended June 30, 2025, respectively. As of June 30, 2025, the Company had $3.0 million of future expense to be recognized relating to the RSU’s which still require satisfaction of the service condition, which is expected to be recognized over the weighted-average period of 0.8 years.
Stock-Based Compensation
The following table summarizes stock-based compensation expense recorded in each component of operating expenses in the Company’s interim condensed consolidated statements of operations and comprehensive loss (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Research and development	$70	$—	$197	$—
Sales and marketing	12	—	21	—
General and administrative	1,481	97	3,476	195
Total stock-based compensation expense	$1,563	$97	$3,694	$195
9.  INCOME TAXES
The Company’s provision for income taxes for interim periods is determined using an estimated annual effective income tax rate. The Company’s quarterly tax provision is subject to variation due to several factors, including variability in pre-tax income (or loss), the mix of jurisdictions to which such income relates, changes in how the Company does business, and tax law developments.
The Company’s effective tax rate for the three and six months ended June 30, 2025, and the same period in the prior year differs from the U.S. statutory rate of 21% as a result of stock compensation and our U.S. federal and state losses for which no benefit will be realized. The Company's income tax provision was zero for the three and six months ended June 30, 2025 and 2024. This resulted in an effective tax rate of 0.0% for the three and six months ended June 30, 2025, and 0.0% for the three and six months ended June 30, 2024.
There were no material changes to the Company’s unrecognized tax benefits during the three and six months ended June 30, 2025.

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
Donoghue v. Golden Arrow Sponsor, LLC
On June 29, 2025, the Company was named as a nominal defendant in a lawsuit captioned Donoghue v. Golden Arrow Sponsor, LLC, Case No. 25-CV-5395-PKC, pending in the United States District Court for the Southern District of New York. The action asserts claims under Section 16(b) of the Securities Exchange Act of 1934 against Golden Arrow Sponsor, LLC in connection with transactions involving the Company’s securities. The Company has not been accused of wrongdoing and is not a target of the claims in the lawsuit. The Company is cooperating with legal counsel and has taken steps to preserve relevant documents in accordance with a legal hold notice issued in connection with the matter.
Commitments and Contingencies
Liabilities for loss contingencies arising from claims, assessments, litigation, fines, and penalties and other sources are recorded when it is probable that a liability has been incurred and the amount can be reasonably estimated. Legal costs incurred in connection with loss contingencies are expensed as incurred.
Technical Development Agreement
During the year ended December 31, 2021, the Company entered into a 2021 TDA with Ginkgo. Under the 2021 TDA, the Company and Ginkgo will collaborate on certain projects that will use Ginkgo’s expertise in strain engineering and lab-scale fermentation processes, referred to as “technical services”. Ginkgo provided the Company with a credit of $5 million to apply against technical services under the 2021 TDA. In December 2023, the Company and Ginkgo entered into a termination agreement to terminate the 2021 TDA.
As disclosed in Note 6 – Borrowings, in October 2022, the Company and Ginkgo executed several concurrent agreements including the Ginkgo Note Purchase Agreement, the amendment to the 2021 TDA, the 2022 TDA, a Pledge and Security Agreement, and Trademark and Patent Security Agreements.
Under the 2022 TDA, the Company and Ginkgo will continue to collaborate on certain projects using Ginkgo’s expertise in specialized engineering and lab-scale fermentation processes. The 2022 TDA includes a royalty payment obligation based on future net sales if and when the first commercial sale of the products developed and improved under the 2022 TDA occurs. Royalty payments, due in cash, are based on defined royalty rates for each country or jurisdiction in which the sale is made. In certain instances, a lump sum royalty payment may be due for a particular product, in which case no further royalty payments are required. At June 30, 2025 and December 31, 2024, the Company has not accrued a liability for royalty payment as no payment obligation or commercial sale of the products developed and improved under the 2022 TDA has occurred.
Upon its execution, the Ginkgo Note Purchase Agreement required the Company to pay Ginkgo $10.0 million as an upfront payment for future technical services to be provided by Ginkgo under the 2022 TDA. As disclosed in Note 6 – Borrowings, in December 2023, the Company and Ginkgo executed the Ginkgo NPA Amendment to reduce the prepaid balance relating to the 2022 TDA by $5.4 million. At June 30, 2025 and December 31, 2024, the Company had $3.0 million and $3.4 million, respectively, in credit remaining to be applied against future technical services under the 2022 TDA, which is recorded within prepaid expenses and other current assets and other non-current assets within the interim condensed consolidated balance sheets.
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
Nasdaq Notifications
Nasdaq listing rules require listed securities to maintain a minimum bid price of $1.00 per share. On November 6, 2024, the Company received a written notice from Nasdaq (the “Bid Price Notice”) indicating that it was not in compliance with the $1.00 minimum bid price requirement set forth in Nasdaq Listing Rule 5450(a)(1) for continued listing. The Bid Price Notice does not result in the immediate delisting of the Company’s Common stock from the Nasdaq Capital Market. The Bid Price Notice indicated that the Company had 180 calendar days (or until May 5, 2025) in which to regain compliance. On April 21, 2025, the Company effected the Reverse Stock Split (See Note 1 - Organization and Description of Business) in order to regain compliance with the minimum bid price requirement by the May 5, 2025 deadline. On May 7, 2025, Nasdaq notified the Company that the Company has regained compliance with the minimum closing bid price requirement for the Company’s Common stock for continued listing on Nasdaq.
On February 10, 2025, the Company received a letter from the Nasdaq notifying the Company that it was not in compliance with the minimum Market Value of Listed Securities requirement as set forth in Nasdaq Listing Rule 5450(b)(2)(A) as the Company has not met the minimum $50 million minimum Market Value of Listed Securities requirement for continued listing. On the same day, the Company also received a letter from the Nasdaq notifying the Company that it was not in compliance with the minimum Market Value of Publicly Held Shares requirement as set forth in Nasdaq Listing Rule 5450(b)(2)(C) as the Company has not met the minimum $15 million minimum Market Value of Publicly Held Shares requirement for continued listing. These letters had no immediate effect on the listing of the Common stock on the Nasdaq Capital Market. The Company had 180 calendar days from receipt of letters, or until August 11, 2025 in which to regain compliance.
On August 12, 2025, the Company received a notice of a determination of delisting from the Nasdaq. The Company will submit a hearing request to the Nasdaq Hearings Panel ("Panel") to appeal the delisting determination and request a stay of the suspension of trading pending the hearing. The Company's Common stock will remain listed on the Nasdaq Global Select Market during the pendency of the hearing process and during any extension period granted by the Panel. At the hearing, the Company intends to present a compliance plan. There can be no assurance that the Panel will grant the Company's request for continued listing or that the Company will ultimately regain compliance with the applicable Nasdaq listing requirements.

Settlement Agreement and Exchange Agreement

On February 14, 2025, the Company entered into a settlement agreement (the “Settlement Agreement”) with its SPAC-Sponsor, Golden Arrow Sponsor, LLC. The Company currently owes approximately $2.9 million in excise tax pursuant to section 4501 of the Internal Revenue Code for redemptions of shares of GAMC Class A common stock in 2023 by the stockholders of GAMC prior to the consummations of the transactions contemplated by the Business Combination. The Company has proposed a payment plan to the Internal Revenue Service (“IRS”) whereby the Company would be permitted to pay the Excise Tax Liability over a series of payments over time (the “Payment Plan”).

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

11.  BASIC AND DILUTED NET LOSS PER SHARE
The following table sets forth the computation of basic and diluted net loss per share attributable to common stockholders (in thousands, except share and per share amounts):

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Numerator:
Net loss attributable to common stockholders, basic and dilutive	$(4,583)	$(58,932)	$(10,542)	$(65,526)
Denominator:
Weighted-average common shares outstanding, basic and diluted	2,079,609	233,660	1,905,837	233,660
Net loss per share, basic and diluted	$(2.20)	$(252.21)	$(5.53)	$(280.43)
The following securities were excluded due to their anti-dilutive effect on net loss per share attributable to common stockholders recorded in each of the periods:

	As of June 30,
	2025	2024
Convertible preferred stock on an as-converted basis	—	402,438
Warrants to purchase preferred stock on an as-converted basis	—	4,344
Stock options outstanding	377,134	26,900
Unvested RSU’s	61,250	—
Warrants to purchase Common stock	881,007	—
Total	1,319,391	433,682
12.  SUBSEQUENT EVENTS
Seneca Transaction
On August 1, 2025, the Company signed an agreement with Southern Point Capital ("Seneca") pursuant to which Seneca would enter into one or more claim purchase agreements to purchase up to an aggregate of $1.7 million of our outstanding payables with certain of our vendors (the “Vendor Payables”) and, subject to a court order, exchange such Vendor Payables for a settlement pursuant to Section (3)(a)(10) of the Securities Act of 1933, as amended (the “Seneca Transaction”). The amount of Vendor Payables would be initially convertible at the option of Seneca at a 23% discount to the average of the three lowest prices of trades involving 100 or more shares of our Common stock over the five trading days prior to the day of conversion to Common stock. Seneca would not be permitted to acquire shares of Common stock under the Seneca Transaction if, as a result thereof, Seneca would beneficially own (as calculated pursuant to Section 13(d) of the Securities Exchange Act of 1934, as amended, and Rule 13d-3 thereunder) more than 4.99% of the number of shares of our Common stock then outstanding. The agreement also provides that we may not issue, and shall not be obligated to issue, any shares to the extent such issuance would violate our obligations under the Nasdaq Stock Market, including any requirement that the issuance of such shares would require approval of our stockholders, until such approval has been obtained.
Stock Options Repricing
On August 3, 2025 (the “Repricing Date”), in accordance with the terms of the 2024 Plan, the Board of Directors of the Company approved a stock option repricing (the “Option Repricing”), effective as of the Repricing Date, of all outstanding stock options granted under the 2024 Plan prior to the Repricing Date, including stock options held by the Company’s named executive officers and certain non-employee members of the Board. Pursuant to the Option Repricing, the exercise prices of stock options covering 282,527 shares with an original exercise price of $6.80 per share, and of stock options covering 70,859 shares with an original exercise price of $5.90 per share, were each reduced to an exercise price of $2.42 per share, the closing price of the Common Stock on last business day prior to the Repricing Date.
The Option Repricing will be accounted for as a modification of equity awards. There was no incremental fair value generated as a result of this modification as the fair value of the modified awards immediately after the modification was less than the fair value of the original awards immediately before the modification. As a result, the Company will not record additional stock-based compensation expense related to the modification.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
The following discussion and analysis provide information that our management believes is relevant to an assessment and understanding of our consolidated results of operations and financial condition. The discussion should be read together with the unaudited interim condensed consolidated financial statements as of June 30, 2025 and for the three and six months ended June 30, 2025 and 2024, and the respective notes thereto, included elsewhere in this report. This discussion may contain forward-looking statements based upon current expectations that involve risks and uncertainties. See “Cautionary Note Regarding Forward-Looking Statements” in this report. Our actual results may differ materially from those anticipated in these forward-looking statements as a result of various factors, including those set forth under “Risk Factors” in this report.
Overview
We develop and leverage our Vegan Silk Technology Platform, which is used to produce b-silk and xl-silk, a biodegradable protein polymer and a replacement for silicone elastomers in beauty and personal care. We began commercializing our products in direct-to-consumer products in 2019 and in business-to-business products in 2020. We are headquartered in California.
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
As a result of the Reverse Stock Split, every 20 shares of the Company’s Common stock issued or outstanding were automatically reclassified into one new share of Common stock. No fractional shares were issued in connection with the Reverse Stock Split. Stockholders who would otherwise have been entitled to receive fractional shares as a result of the Reverse Stock Split received a cash payment in lieu thereof at a price equal to the fraction to which the stockholder would otherwise have been entitled multiplied by the closing sales price per share of the Common stock (as adjusted to give effect to the Reverse Stock Split) on The Nasdaq Stock Market LLC on April 21, 2025, the last trading day immediately preceding the effective time of the Reverse Stock Split.
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
Public Company Costs
Upon the Closing of the Merger, Bolt began trading on Nasdaq under the ticker symbol “BSLK.” Bolt will need to implement procedures and processes to address public company regulatory requirements and customary practices. We expect Bolt will incur additional annual expenses as a public company for, among other things, directors’ and officers’ liability insurance, director fees and additional internal and external accounting and legal and administrative resources, including increased audit and legal fees.
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
Nasdaq Notification

Nasdaq listing rules require listed securities to maintain a minimum bid price of $1.00 per share. On November 6, 2024, the Company received a written notice from Nasdaq (the “Bid Price Notice”) indicating that it was not in compliance with the $1.00 minimum bid price requirement set forth in Nasdaq Listing Rule 5450(a)(1) for continued listing. The Bid Price Notice does not result in the immediate delisting of the Company’s Common stock from the Nasdaq Capital Market. The Bid Price Notice indicated that the Company had 180 calendar days (or until May 5, 2025) in which to regain compliance. On April 21, 2025, the Company effected the Reverse Stock Split in order to regain compliance with the minimum bid price requirement by the May 5, 2025 deadline. See Note 1 to our unaudited interim condensed consolidated financial statements included elsewhere in this report for more information on the Reverse Stock Split. On May 7, 2025, Nasdaq notified the Company that the Company has regained compliance with the minimum closing bid price requirement for the Company’s Common stock for continued listing on Nasdaq.
On February 10, 2025, the Company received a letter from the Nasdaq notifying the Company that it was not in compliance with the minimum Market Value of Listed Securities requirement as set forth in Nasdaq Listing Rule 5450(b)(2)(A) as the Company has not met the minimum $50 million minimum Market Value of Listed Securities requirement for continued listing. On the same day, the Company also received a letter from the Nasdaq notifying the Company that it was not in compliance with the minimum Market Value of Publicly Held Shares requirement as set forth in Nasdaq Listing Rule 5450(b)(2)(C) as the Company has not met the minimum $15 million minimum Market Value of Publicly Held Shares requirement for continued listing. These letters had no immediate effect on the listing of the Common stock on the Nasdaq Capital Market. The Company had 180 calendar days from receipt of letters, or until August 11, 2025 in which to regain compliance.
On August 12, 2025, the Company received a notice of a determination of delisting from the Nasdaq. The Company will submit a hearing request to the Nasdaq Hearings Panel ("Panel") to appeal the delisting determination and request a stay of the suspension of trading pending the hearing. The Company's Common stock will remain listed on the Nasdaq Global Select Market during the pendency of the hearing process and during any extension period granted by the Panel. At the hearing, the Company intends to present a compliance plan. There can be no assurance that the Panel will grant the Company's request for continued listing or that the Company will ultimately regain compliance with the applicable Nasdaq listing requirements.
Triton Financing
On February 13, 2025, the Company entered into a common stock purchase agreement with Triton related to the purchase of up to $1.5 million of shares of the Company's Common stock between the date a form S-1 registration statement became effective and June 30, 2025. Triton is a San Diego based entity that makes direct investments in publicly-traded companies. Under the form S-1 registration statement, the Company registered 492,842 shares of Common stock consisting of (a) up to 342,842 shares of Common stock and (b) up to 150,000 shares of Common stock underlying a warrant to purchase the Company's Common stock.
The S-1 registration statement became effective on March 27, 2025. On March 31, 2025, the Company issued 342,842 shares of Common stock to Triton, subject to payment by Triton for the shares. During the three months ended June 30, 2025, the Company received $0.5 million of gross proceeds for the sale of Common stock. The Company recorded the proceeds to Common stock and additional paid-in capital, and recorded $0.2 million of deferred transaction costs to additional paid-in capital for the three months ended June 30, 2025.
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

Seneca Transaction

On August 1, 2025, the Company signed an agreement with Southern Point Capital ("Seneca") pursuant to which Seneca would enter into one or more claim purchase agreements to purchase up to an aggregate of $1.7 million of our outstanding payables with certain of our vendors (the “Vendor Payables”) and, subject to a court order, exchange such Vendor Payables for a settlement pursuant to Section (3)(a)(10) of the Securities Act of 1933, as amended (the “Seneca Transaction”). The amount of Vendor Payables would be initially convertible at the option of Seneca at a 23% discount to the average of the three lowest prices of trades involving 100 or more shares of our Common stock over the five trading days prior to the day of conversion to Common stock. Seneca would not be permitted to acquire shares of Common stock under the Seneca Transaction if, as a result thereof, Seneca would beneficially own (as calculated pursuant to Section 13(d) of the Securities Exchange Act of 1934, as amended, and Rule 13d-3 thereunder) more than 4.99% of the number of shares of our Common stock then outstanding. The agreement also provides that we may not issue, and shall not be obligated to issue, any shares to the extent such issuance would violate our obligations under the Nasdaq Stock Market, including any requirement that the issuance of such shares would require approval of our stockholders, until such approval has been obtained.
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
Product Dependency
To date, substantially all our revenue has been derived, and we expect substantially all of our revenue in the foreseeable future to continue to be derived from sales of products from our Vegan Silk Technology Platform. Customer awareness of, and experience with, our products has been and is currently limited. As a result, our Vegan Silk Technology Platform has limited product and brand recognition within the beauty and personal care market as a substitute for silicone elastomers. We do not have a long history operating as a commercial company, and the novelty of our products, together with our limited commercialization experience, makes it difficult to evaluate our current business and predict our prospects with precision. Furthermore, our ability to increase revenues by identifying additional commercial opportunities and our ability to obtain new customers depends on several factors, including our ability to offer higher quality products at competitive prices, the strength of our competitors, and the capabilities of our sales and marketing departments. If we are not able to continue to increase sales of our products to existing customers or to obtain new customers in the future, we may not be able to increase our revenues.
In early 2023, we decided to discontinue the commercial development of Mylo, a leather alternative made from mycelium, the root structure of mushrooms, to focus exclusively on the commercialization of our Vegan Silk Technology Platform.
Manufacturing
Currently, we rely on a single manufacturing partner, Laurus Bio, to produce our Vegan Silk Technology products. Adverse changes or developments affecting our relationship with Laurus Bio could impair our ability to produce our products. To the extent that we are dependent on any manufacturing partner, we are subject to the risks faced by that partner to the extent that such risks impede the partner’s ability to stay in business and produce our products in a timely manner to us.
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
Components of Results of Operations
Revenue
We derive revenue principally from leveraging our Vegan Silk Technology Platform to produce and sell our products. We recognize revenue when product is shipped to customers, since at that time control is transferred to customers, in an amount that reflects the consideration we expect to be entitled to in exchange for the material.
Cost of revenue and gross income (loss)
Cost of revenue consists of all the costs to manufacture, warehouse, and ship our products. These costs include contract manufacturers and inbound freight, internal and external quality assessments of work-in-process and finished goods inventory, warehousing, and packing and shipping supplies, and inventory impairment.
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
Sales and marketing
Our sales and marketing expenses primarily consist of personnel-related costs, including salaries, employee benefits, and stock-based compensation, marketing expenses, and advertising expenses. We expect to incur additional sales and marketing expenses as we focus on increasing sales from our Vegan Silk Technology Platform.
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
Loss on extinguishment of convertible notes
Loss on extinguishment of convertible notes is related to the Second Amendment to the Note Purchase Agreement, which we entered during June 2024. Due to the substantial change to the conversion feature, we accounted for this amendment as a debt extinguishment. See Part II, Item 8 “Financial Statements and Supplementary Data - Note 8 to the Consolidated Financial Statements - Borrowings and Other Financing Arrangements” in the Annual Report for more information.
Remeasurement of convertible preferred stock warrant liability
Certain financial instruments issued by us prior to the Merger are recognized as liabilities and carried at fair value on our balance sheet. Changes in the fair value of those instruments are captured in our results of operations. The convertible preferred stock warrant liability fair value adjustment consists of unrealized gains and losses as a result of marking our liability classified warrants to fair value at the end of each reporting period. We will continue to recognize changes in the fair value of such warrants until each respective warrant is exercised, expired, or qualifies for equity classification. For additional information on securities carried at fair value and fair value measurement please refer to Note 4 in our unaudited interim condensed consolidated financial statements for the three and six months ended June 30, 2025 and 2024 included elsewhere in this report for more information.
Remeasurement of share-based termination liability
Certain share-based financial instruments issued by us as part of our lease and supply agreement terminations are recognized as liabilities and carried at fair value on our consolidated balance sheet. Changes in the fair value of those instruments are captured in our consolidated results of operations. The share-based termination liability fair value adjustment consists of unrealized gains and losses as a result of marking our liability classified share-based instruments to fair value at the end of each reporting period. We continued to recognize changes in the fair value of such share-based instruments until the shares were issued upon the Closing of the Merger. For additional information on securities carried at fair value and fair value measurement please refer to Note 4 in our unaudited interim condensed consolidated financial statements for the three and six months ended June 30, 2025 and 2024 included elsewhere in this report for more information.
Remeasurement of convertible notes and related party convertible notes
Concurrently with our entry into the Merger Agreement, each of the PIPE Subscribers entered into a Note Purchase Agreement in which we issued each PIPE Subscriber a convertible promissory note. The convertible promissory notes are recognized as liabilities and carried at fair value on our condensed consolidated balance sheet, due to our selection of the Fair Value Option under ASC 825 — Financial Instruments. Changes in the fair value of the convertible promissory notes are captured in our consolidated results of operations. The convertible promissory notes fair value adjustment consists of unrealized gains and losses as a result of marking our notes to fair value at the end of each reporting period. In connection with the Merger, each Convertible Note automatically converted into shares of Common stock in accordance with the Merger Agreement and the Bridge NPA. Therefore, we will not continue to recognize changes in the fair value of such convertible promissory in future periods. For additional information on securities carried at fair value and fair value measurement, refer to Note 4 in our unaudited interim condensed consolidated financial statements for the three and six months ended June 30, 2025 and 2024 included elsewhere in this report.
Remeasurement of public placement warrant liability and related party private placement warrant liability
In connection with the Merger, we assumed previously issued warrants to purchase the Company’s Common stock, which are recognized as liabilities and carried at fair value on our balance sheet. Changes in the fair value of those instruments are captured in our results of operations. The public placement warrant liability and related party private placement warrant liability fair value adjustments consist of unrealized gains and losses as a result of marking our liability classified warrants to fair value at the end of each reporting period. We will continue to recognize changes in the fair value of such warrants until each respective warrant is exercised, expired, or qualifies for equity classification. For additional information on securities carried at fair value and fair value measurement please refer to Note 4 and Note 7 in our unaudited interim condensed consolidated financial statements for the three and six months ended June 30, 2025 and 2024 included elsewhere in this report for more information.
Other income (expense), net
Other income (expense), net consists primarily of realized and unrealized gain and losses on foreign currency transactions, realized gain and losses on the sale of assets, interest income, and sublease income.
Income tax provision
Refer to Note 9 in our unaudited interim condensed consolidated financial statements for the three and six months ended June 30, 2025 and 2024 for additional information.
Results of Operations for the Three Months Ended June 30, 2025 and 2024
The results of operations presented below should be reviewed in conjunction with the unaudited interim condensed consolidated financial statements and notes thereto included elsewhere in this report. The following table sets forth our results of operations data for the periods presented:

	Three Months Ended June 30,		Dollar Change	Percentage Change
	2025	2024

	(in thousands)
Revenue	$1,302	$56	$1,246	2,225%
Cost of revenue	1,240	85	1,155	1,359%
Gross income (loss)	62	(29)	91	(314)%
Operating expenses:
Research and development	690	971	(281)	(29%)
Sales and marketing	183	62	121	195%
General and administrative	4,006	8,546	(4,540)	(53%)
Total operating expenses	4,879	9,579	(4,700)	(49%)
Loss from operations	(4,817)	(9,608)	4,791	(50%)
Other income (expense)
Interest expense	(314)	(357)	43	(12)%
Loss on extinguishment of convertible notes	—	(26,359)	26,359	(100)%
Remeasurement of convertible preferred stock warrant liability	—	73	(73)	(100)%
Remeasurement of share-based termination liability	—	(1,498)	1,498	(100%)
Remeasurement of convertible notes	—	(15,874)	15,874	(100%)
Remeasurement of related party convertible notes	—	(5,300)	5,300	(100%)
Remeasurement of public placement warrant liability	78	—	78	100%
Remeasurement of related party private placement warrant liability	499	—	499	100%
Other income (expense), net	(29)	(9)	(20)	222%
Total other income (expense), net	234	(49,324)	49,558	(100)%
Loss before income taxes	(4,583)	(58,932)	54,349	(92)%
Income tax provision	—	—	—	100%
Net loss	$(4,583)	$(58,932)	$54,349	(92)%

Comparison of the Three Months Ended June 30, 2025 and 2024
Revenue
Revenue increased by $1.2 million, or 2,225%, for the three months ended June 30, 2025 compared to the three months ended June 30, 2024, which was primarily attributable to increased sales of products from the Vegan Silk Technology Platform, including shipments for Bolt’s partnership with Goddess Maintenance Company and reorders from prior launches. In October 2024, we entered into a three-year supply agreement with a customer, which includes annual minimum order quantities. Our revenue for the three months ended June 30, 2025 was predominantly due to purchases under that supply agreement.
Cost of revenue and gross income (loss)
Cost of revenue increased by $1.2 million, or 1,359%, for the three months ended June 30, 2025 compared to the three months ended June 30, 2024, which was primarily attributable to increased sales of products from the Vegan Silk Technology Platform.
Gross income (loss) improved from a gross loss of $0.03 million for the three months ended June 30, 2024 to gross income of $0.06 million for the three months ended June 30, 2025, which was primarily attributable to a reduction in material costs and on-going pricing discipline.

Operating expenses
Research and development
Research and development expenses decreased by $0.3 million, or 29%, for the three months ended June 30, 2025 compared to the three months ended June 30, 2024, which was primarily attributable to a decrease in outside consulting spend. The decrease was partially offset by an increase in personnel costs, including stock-based compensation, related to increased research and development headcount.
Sales and marketing
Sales and marketing expenses increased by $0.1 million, or 195%, for the three months ended June 30, 2025 compared to the three months ended June 30, 2024, which was primarily attributable to an increase in marketing spend, as well as an increase in personnel costs, including stock-based compensation.
General and administrative
General and administrative expenses decreased by $4.5 million, or 53%, for the three months ended June 30, 2025 compared to the three months ended June 30, 2024, which was primarily attributable to a decrease in finance and legal costs related to financings in the prior year. This decrease was partially offset by an increase in stock-based compensation and personnel costs related to increased headcount, as well as insurance costs and finance and legal consulting costs.
Other Income (Expense)
Interest expense
Interest expense was relatively flat, decreasing by $0.04 million, or 12%, for the three months ended June 30, 2025 compared to the three months ended June 30, 2024.
Loss on extinguishment of convertible notes
Loss on extinguishment of convertible notes decreased by $26.4 million, or 100%, for the three months ended June 30, 2025 compared to the three months ended June 30, 2024. There was no loss on extinguishment for the three months ended June 30, 2025 as the convertible notes were no longer outstanding as a result of the Merger in August 2024. See Part II, Item 8 “Financial Statements and Supplementary Data - Note 8 to the Consolidated Financial Statements - Borrowings and Other Financing Arrangements” in the 2024 Annual Report on Form 10-K for the year ended December 31, 2024 for more information.
Remeasurement of convertible preferred stock warrant liability
Remeasurement of convertible preferred stock warrant liability decreased by $0.1 million, or 100%, for the three months ended June 30, 2025 compared to the three months ended June 30, 2024. The convertible preferred stock warrants were no longer outstanding during the three months ended June 30, 2025 as a result of the Merger in August 2024. See Part II, Item 8 “Financial Statements and Supplementary Data - Note 9 to the Consolidated Financial Statements - Warrants” in the 2024 Annual Report on Form 10-K for the year ended December 31, 2024 for more information.
Remeasurement of share-based termination liability
Remeasurement of share-based termination liability decreased by $1.5 million, or 100%, for the three months ended June 30, 2025 compared to the three months ended June 30, 2024. The share-based termination liability was not outstanding during the three months ended June 30, 2025 as it was derecognized in September 2024. See Part II, Item 8 “Financial Statements and Supplementary Data - Note 7 to the Consolidated Financial Statements - Share-based Termination Liability” in the 2024 Annual Report on Form 10-K for the year ended December 31, 2024 for more information.

Remeasurement of convertible notes
The convertible notes are related to transactions that took place during the fourth quarter 2023 and the first nine months of 2024, which resulted in the remeasurement of convertible notes of $15.9 million for the three months ended June 30, 2024. There were no convertible notes outstanding during the three months ended June 30, 2025. See Part II, Item 8 “Financial Statements and Supplementary Data - Note 8 to the Consolidated Financial Statements - Borrowings and Other Financing Arrangements” in the 2024 Annual Report on Form 10-K for the year ended December 31, 2024 for more information.
Remeasurement of related party convertible notes
The related party convertible notes are related to transactions that took place during the fourth quarter 2023 and the first nine months of 2024, which resulted in the remeasurement of the related party convertible notes of $5.3 million for the three months ended June 30, 2024. There were no related party convertible notes outstanding during the three months ended June 30, 2025. See Part II, Item 8 “Financial Statements and Supplementary Data - Note 8 to the Consolidated Financial Statements - Borrowings and Other Financing Arrangements” in the 2024 Annual Report on Form 10-K for the year ended December 31, 2024 for more information.
Remeasurement of public placement warrant liability
Remeasurement of public placement warrant liability resulted in a gain of $0.08 million for the three months ended June 30, 2025. There was no remeasurement of public placement warrant liability for the three months ended June 30, 2024 as it was not outstanding during that period. The change in the remeasurement of the public placement warrant liability is entirely related to previously issued warrants to purchase the Company’s Common stock, which were assumed in connection with the Merger. In addition, the change in fair value is a direct result of the assumptions used in the Monte Carlo simulation model used to calculate the fair value as of each balance sheet date, including our estimated equity value at such time, the risk-free rate at such time, the timing of the warrant expiration, and the estimated volatility. Refer to Note 4 and Note 7 in our unaudited interim condensed consolidated financial statements for the three months ended June 30, 2025 and 2024 included elsewhere in this report for more information.
Remeasurement of related party private placement warrant liability
Remeasurement of related party private placement warrant liability resulted in a gain of $0.5 million for the three months ended June 30, 2025. There was no remeasurement of related party private placement warrant liability for the three months ended June 30, 2024 as it was not outstanding during that period. The change in the remeasurement of the related party private placement warrant liability is related to previously issued warrants to purchase the Company’s Common stock, which were issued to the Sponsor, a related party, and were assumed in connection with the Merger. In addition, the change in fair value is a direct result of the assumptions used in the Monte Carlo simulation model used to calculate the fair value as of each balance sheet date, including our estimated equity value at such time, the risk-free rate at such time, the timing of the warrant expiration, and the estimated volatility. Refer to Note 4 and Note 7 in our unaudited interim condensed consolidated financial statements for the three months ended June 30, 2025 and 2024 included elsewhere in this report for more information.
Other income (expense), net
Other expense increased by $0.02 million for the three months ended June 30, 2025 compared to the three months ended June 30, 2024, which was primarily attributable to penalties incurred on the excise tax liability.
Results of Operations for the Six Months Ended June 30, 2025 and 2024
The results of operations presented below should be reviewed in conjunction with the unaudited interim condensed consolidated financial statements and notes thereto included elsewhere in this report. The following table sets forth our results of operations data for the periods presented:

	Six Months Ended June 30,		Dollar Change	Percentage Change
	2025	2024 (Revised)

	(in thousands)
Revenue	$1,473	$75	$1,398	1,864%
Cost of revenue	1,412	150	1,262	841%
Gross income (loss)	61	(75)	136	(181)%
Operating expenses:
Research and development	1,615	1,384	231	17%
Sales and marketing	303	123	180	146%
General and administrative	8,360	13,298	(4,938)	(37%)
Total operating expenses	10,278	14,805	(4,527)	(31%)
Loss from operations	(10,217)	(14,880)	4,663	(31%)
Other income (expense)
Interest expense	(635)	(644)	9	(1)%
Loss on extinguishment of convertible notes	—	(26,359)	26,359	(100)%
Remeasurement of convertible preferred stock warrant liability	—	97	(97)	(100)%
Remeasurement of share-based termination liability	—	(1,312)	1,312	(100%)
Remeasurement of convertible notes	—	(17,087)	17,087	(100%)
Remeasurement of related party convertible notes	—	(5,548)	5,548	(100%)
Remeasurement of public placement warrant liability	262	—	262	100%
Remeasurement of related party private placement warrant liability	(112)	—	(112)	100%
Other income (expense), net	160	207	(47)	(23)%
Total other income (expense), net	(325)	(50,646)	50,321	(99)%
Loss before income taxes	(10,542)	(65,526)	54,984	(84)%
Income tax provision	—	—	—	0%
Net loss	$(10,542)	$(65,526)	$54,984	(84)%

Comparison of the Six Months Ended June 30, 2025 and 2024
Correction of an Error
It was identified that certain 2024 expenses previously recorded as research and development were related to activities that should be recorded as general and administrative. As a result, management has corrected this error by increasing general and administrative expense by $1.1 million for the six months ended June 30, 2024, and decreasing research and development expense by $1.1 million for the six months ended June 30, 2024. This classification adjustment was made to better reflect the nature of the expenses in accordance with U.S. GAAP. The misclassification has no impact on the Company’s total operating expenses, net loss, or net loss per share. The Company analyzed the potential impact of the misclassification error in accordance with the appropriate guidance, from both a qualitative and quantitative perspective, and concluded that the error was not material to any prior year period.
Revenue
Revenue increased by $1.4 million, or 1,864%, for the six months ended June 30, 2025 compared to the six months ended June 30, 2024, which was primarily attributable to increased sales of products from the Vegan Silk Technology Platform, including shipments for Bolt’s partnership with Goddess Maintenance Company and reorders from prior launches. In October 2024, we entered into a three-year supply agreement with a customer, which includes annual minimum order quantities. Our revenue in 2025 was predominantly due to purchases under that supply agreement.
Cost of revenue and gross loss
Cost of revenue increased by $1.3 million, or 841%, for the six months ended June 30, 2025 compared to the six months ended June 30, 2024, which was primarily attributable to increased sales of products from the Vegan Silk Technology Platform.
Gross income (loss) improved from a gross loss of $0.08 million for the six months ended June 30, 2024 to gross income of $0.06 million for the six months ended June 30, 2025, which was primarily attributable to a reduction in material costs and on-going pricing discipline.
Operating expenses
Research and development
Research and development expenses increased by $0.2 million, or 17%, for the six months ended June 30, 2025 compared to the six months ended June 30, 2024, which was primarily attributable to an increase in stock-based compensation and outside consulting spend.
Sales and marketing
Sales and marketing expenses increased by $0.2 million, or 146%, for the six months ended June 30, 2025 compared to the six months ended June 30, 2024, which was primarily attributable to an increase in marketing spend, as well as an in increase in personnel costs, including stock-based compensation.
General and administrative
General and administrative expenses decreased by $4.9 million, or 37%, for the six months ended June 30, 2025 compared to the six months ended June 30, 2024, which was primarily attributable to a decrease in finance and legal costs related to financings in the prior year. This decrease was partially offset by an increase in stock-based compensation and personnel costs related to increased headcount, as well as higher insurance costs and finance and legal consulting costs.
Other Income (Expense)
Interest expense
Interest expense was relatively flat, decreasing by $0.01 million, or 1%, for the six months ended June 30, 2025 compared to the six months ended June 30, 2024.
Loss on extinguishment of convertible notes
Loss on extinguishment of convertible notes decreased by $26.4 million, or 100%, for the six months ended June 30, 2025 compared to the six months ended June 30, 2024. There was no loss on extinguishment for the six months ended June 30, 2025 as the convertible notes were no longer outstanding as a result of the Merger in August 2024. See Part II, Item 8 “Financial Statements and Supplementary Data - Note 8 to the Consolidated Financial Statements - Borrowings and Other Financing Arrangements” in the 2024 Annual Report on Form 10-K for the year ended December 31, 2024 for more information.
Remeasurement of convertible preferred stock warrant liability
Remeasurement of convertible preferred stock warrant liability decreased by $0.10 million, or 100%, for the six months ended June 30, 2025 compared to the six months ended June 30, 2024. The convertible preferred stock warrants were no longer outstanding during the six months ended June 30, 2025 as a result of the Merger in August 2024. See Part II, Item 8 “Financial Statements and Supplementary Data - Note 9 to the Consolidated Financial Statements - Warrants” in the 2024 Annual Report on Form 10-K for the year ended December 31, 2024 for more information.

Remeasurement of share-based termination liability
Remeasurement of share-based termination liability decreased by $1.3 million, or 100%, for the six months ended June 30, 2025 compared to the six months ended June 30, 2024. The share-based termination liability was not outstanding during the three months ended June 30, 2025 as it was derecognized in September 2024. See Part II, Item 8 “Financial Statements and Supplementary Data - Note 7 to the Consolidated Financial Statements - Share-based Termination Liability” in the 2024 Annual Report on Form 10-K for the year ended December 31, 2024 for more information.
Remeasurement of convertible notes
The convertible notes are related to transactions that took place during the fourth quarter 2023 and the first nine months of 2024, which resulted in the remeasurement of convertible notes of $17.1 million for the six months ended June 30, 2024. There were no convertible notes outstanding during the six months ended June 30, 2025. See Part II, Item 8 “Financial Statements and Supplementary Data - Note 8 to the Consolidated Financial Statements - Borrowings and Other Financing Arrangements” in the 2024 Annual Report on Form 10-K for the year ended December 31, 2024 for more information.
Remeasurement of related party convertible notes
The related party convertible notes are related to transactions that took place during the fourth quarter 2023 and the first nine months of 2024, which resulted in the remeasurement of the related party convertible notes of $5.5 million for the six months ended June 30, 2024. There were no related party convertible notes outstanding during the six months ended June 30, 2025. See Part II, Item 8 “Financial Statements and Supplementary Data - Note 8 to the Consolidated Financial Statements - Borrowings and Other Financing Arrangements” in the 2024 Annual Report on Form 10-K for the year ended December 31, 2024 for more information.
Remeasurement of public placement warrant liability
Remeasurement of public placement warrant liability resulted in a gain of $0.3 million for the six months ended June 30, 2025. There was no remeasurement of public placement warrant liability for the six months ended June 30, 2024 as it was not outstanding during that period. The change in the remeasurement of the public placement warrant liability is entirely related to previously issued warrants to purchase the Company’s Common stock, which were assumed in connection with the Merger. In addition, the change in fair value is a direct result of the assumptions used in the Monte Carlo simulation model used to calculate the fair value as of each balance sheet date, including our estimated equity value at such time, the risk-free rate at such time, the timing of the warrant expiration, and the estimated volatility. Refer to Note 4 and Note 7 in our unaudited interim condensed consolidated financial statements for the three and six months ended June 30, 2025 and 2024 included elsewhere in this report for more information.
Remeasurement of related party private placement warrant liability
Remeasurement of related party private placement warrant liability resulted in a loss of $0.1 million for the six months ended June 30, 2025. There was no remeasurement of related party private placement warrant liability for the six months ended June 30, 2024 as it was not outstanding during that period. The change in the remeasurement of the related party private placement warrant liability is related to previously issued warrants to purchase the Company’s Common stock, which were issued to the Sponsor, a related party, and were assumed in connection with the Merger. The change in the remeasurement of the related party private placement warrant liability also includes the change in fair value after a modification to the warrants were made during the six months ended June 30, 2025, which resulted in a reduction of the exercise price of the warrants. In addition, the change in fair value is a direct result of the assumptions used in the Monte Carlo simulation model used to calculate the fair value as of each balance sheet date, including our estimated equity value at such time, the risk-free rate at such time, the timing of the warrant expiration, and the estimated volatility. Refer to Note 4 and Note 7 in our unaudited interim condensed consolidated financial statements for the three and six months ended June 30, 2025 and 2024 included elsewhere in this report for more information.
Other income (expense), net
Other income decreased by $0.05 million, or 23%, for the six months ended June 30, 2025 compared to the six months ended June 30, 2024, which was primarily related to penalties incurred on the excise tax liability.

Liquidity and Capital Resources
Capital Requirements
We have incurred losses and negative cash flows from operations since our inception and have historically funded our operations primarily with the proceeds from sales of our convertible preferred stock, convertible notes, Senior Secured Notes, and Common stock. As of June 30, 2025, we had cash and cash equivalents totaling $1.0 million and an accumulated deficit of $472.3 million.
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
Based on our current operating plan and forecasted cash requirements, we believe our existing cash resources will be sufficient to fund planned operations until we complete our anticipated financing activities in the third quarter of 2025, although there is no assurance that this financing will be consummated. On June 27, 2025, we entered into a non-binding term sheet with Ascent Partners LLC for up to $20 million of financing in preferred stock and an equity line of credit in shares of common stock with funding in multiple tranches, with the first tranche planned for September 2025, subject to stock price and trading volume requirements. The facility is expected to close in August 2025, pending shareholder approval at the annual meeting of stockholders on August 29, 2025.
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
On July 3, 2025, the Company and Ginkgo entered into a waiver agreement to the Amended Senior Note, which deferred the June 30, 2025 interest payment date to July 31, 2025. On August 7, the Company and Ginkgo entered into a waiver agreement to the Amended Senior Note, which further deferred the June 30, 2025 interest payment date to the earlier of x) the date that the claims purchase agreement between Ginkgo and Seneca terminates (see Note 12 - Subsequent Events for more information on the Seneca transaction) or y) August 31, 2025.
Triton Financing
On February 13, 2025, the Company entered into a common stock purchase agreement with Triton related to the purchase of up to $1.5 million of shares of the Company's Common stock between the date a form S-1 registration statement became effective and June 30, 2025. Triton is a San Diego based entity that makes direct investments in publicly-traded companies. Under the form S-1 registration statement, the Company registered 492,842 shares of Common stock consisting of (a) up to 342,842 shares of Common stock and (b) up to 150,000 shares of Common stock underlying a warrant to purchase the Company's Common stock.
The S-1 registration statement became effective on March 27, 2025. On March 31, 2025, the Company issued 342,842 shares of Common stock to Triton, subject to payment by Triton for the shares. During the three months ended June 30, 2025, the Company received $0.5 million of gross proceeds for the sale of Common stock. The Company recorded the proceeds to Common stock and additional paid-in capital, and recorded $0.2 million of deferred transaction costs to additional paid-in capital for the three months ended June 30, 2025.
Cash Flow Summary — Six Months Ended June 30, 2025 and 2024
The following table summarizes our cash flows for the periods presented:

	Six Months Ended June 30,
	2025	2024

	(in thousands)
Cash used in operating activities	$(2,856)	$(7,362)
Cash used in investing activities	(12)	(13)
Cash provided by financing activities	330	16,300
Exchange rate effect on cash, cash equivalents and restricted cash	—	(47)
Net change in cash and cash equivalents and restricted cash	(2,538)	8,878
Operating Activities
Net cash used in operating activities was $2.9 million for the six months ended June 30, 2025, a decrease of $4.5 million compared to the six months ended June 30, 2024. The decrease in net cash used in operating activities was primarily attributable to a decrease in net loss, a decrease in inventory as compared to an increase in the prior year, a larger decrease in prepaid expenses and other current assets as compared to the prior year, and an increase in accounts payable as compared to a decrease in the prior year.

Investing Activities
Net cash used in investing activities was immaterial for both the six months ended June 30, 2025 and 2024, and consisted primarily of the purchases of property and equipment.
Financing Activities
Net cash provided by financing activities was $0.3 million for the six months ended June 30, 2025 as compared to cash provided by financing activities of $16.3 million for the six months ended June 30, 2024. The difference was related to the proceeds received from the Bridge Financing Notes during the six months ended June 30, 2024. See Part II, Item 8 “Financial Statements and Supplementary Data - Note 8 to the Consolidated Financial Statements - Borrowings and Other Financing Arrangements” in the 2024 Annual Report on Form 10-K for the year ended December 31, 2024 for more information on the Bridge Financing Notes.
Off-Balance Sheet Arrangements and Contractual Obligations
As of June 30, 2025 and through the date hereof, we do not have any off-balance sheet arrangements, as defined in the rules and regulations of the SEC.
In the ordinary course of our operations, we enter into certain contractual obligations. Such obligations include manufacturing arrangements, leases, and debt arrangements.
Recent Accounting Pronouncements
Refer to Note 3 in our unaudited interim condensed consolidated financial statements for the three and six months ended June 30, 2025 and 2024 for recently adopted accounting pronouncements and recently issued accounting pronouncements not yet adopted as of the dates of the statement of financial position included in this filing.
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
While the significant accounting policies are described in more detail in Note 3 in our unaudited interim condensed consolidated financial statements for the three and six months ended June 30, 2025 and 2024, management believes that the following accounting policies are those most critical to the judgments and estimates used in the preparation of our unaudited interim condensed consolidated financial statements.
Revenue Recognition
Our revenue contracts represent a single performance obligation to sell our products or provide services to customers. Sales are recorded at the time control of the product is transferred to customers, or when services are rendered, in an amount that reflects the consideration we expect to be entitled to in exchange for the goods or services provided. Control is the ability of customers to “direct the use of” and “obtain” the benefit from our products. In evaluating the timing of the transfer of control of products to customers, we consider several control indicators, including significant risks and rewards of products, our right to payment and the legal title of the products. Based on the assessment of control indicators, sales are generally recognized when products are shipped to customers. Service revenue is generally recognized over time as services are performed.
Deferred Transaction Costs
Deferred transaction costs consist of legal, accounting, filing and other fees and costs directly attributable to anticipated financing transactions. Prior to the close of an anticipated financing, we capitalize deferred transaction costs within the condensed consolidated balance sheet. The Company will reclassify the deferred transaction costs to additional paid-in capital to offset the proceeds received upon the closing of a financing transaction.
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
Stock-Based Compensation
We grant restricted stock units (“RSUs”) to employees and non-employee consultants, which vest upon the satisfaction of both the service-based condition or performance milestone-based condition(s) and a liquidity event condition. The fair value of restricted stock units is determined based on our estimated fair value of Common stock at the date of the grant. During the six months ended June 30, 2025, we recognized $3.3 million as stock-based compensation expense for the RSUs.
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
Evaluation of Disclosure Controls and Procedures
Our management, with the participation of our principal executive officer and our principal financial officer, evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of June 30, 2025. Based on that evaluation, our Chief Executive Officer and our Chief Accounting Officer concluded that, as a result of the material weakness in our internal control over financial reporting described below, the design and operation of our disclosure controls and procedures were not effective as of June 30, 2025.
Material Weakness
A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of our annual or interim financial statements will not be prevented or detected on a timely basis. The following material weaknesses in our internal control over financial reporting exist as of June 30, 2025:
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
Changes in Internal Control over Financial Reporting
Other than the ongoing remediation efforts described above, there have been no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the three months ended June 30, 2025 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II — OTHER INFORMATION
Item 1. Legal Proceedings
From time to time, we may be involved in claims and proceedings arising in the course of our business. The outcome of any such claims or proceedings, regardless of the merits, is inherently uncertain. For a description of our legal proceedings, see Note 10, Commitments and Contingencies, to our condensed consolidated financial statements included elsewhere in this report, which is incorporated herein by reference.
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
Item 3. Defaults Upon Senior Securities
None.
Item 4. Mine Safety Disclosures
Not applicable.
Item 5. Other Information
(a) The information set forth below is included herein for purposes of providing disclosures under Items 1.01 and 3.01 of Form 8-K.

Item 1.01    Entry into a Material Definitive Agreement
On July 3, 2025, we and Ginkgo entered into a waiver agreement to the Ginkgo Note Purchase Agreement, dated October 14, 2022 (as amended, the “Ginkgo Note Purchase Agreement”), to defer the interest payable on the June 30, 2025 interest payment date to July 31, 2025 and, on August 7, 2025, we and Ginkgo entered into a subsequent waiver agreement to the Ginkgo Note Purchase Agreement to defer the interest payable on July 31, 2025 until the earlier of (x) the date that the certain Claims Purchase Agreement, dated as of July 21, 2025, between Ginkgo and Southern Point Capital Corporation, terminates in accordance with its terms and (y) August 31, 2025. See Note 6 to our unaudited interim condensed consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q for additional information regarding the Ginkgo Note Purchase Agreement.
We and Ginkgo are parties to agreements pursuant to which we and Ginkgo agreed to collaborate on certain projects using Ginkgo’s expertise in specialized engineering and lab-scale fermentation processes. See Notes 6 and 10 to our unaudited interim condensed consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q for additional information regarding these agreements.

Item 3.01.     Notice of Delisting or Failure to Satisfy a Continued Listing Rule or Standard; Transfer of Listing

As previously reported, on February 10, 2025, the Company received a letter from the Nasdaq notifying the Company that it was not in compliance with the minimum Market Value of Listed Securities requirement as set forth in Nasdaq Listing Rule 5450(b)(2)(A) as the Company has not met the minimum $50 million minimum Market Value of Listed Securities requirement for continued listing. On the same day, the Company also received a letter from the Nasdaq notifying the Company that it was not in compliance with the minimum Market Value of Publicly Held Shares requirement as set forth in Nasdaq Listing Rule 5450(b)(2)(C) as the Company has not met the minimum $15 million minimum Market Value of Publicly Held Shares requirement for continued listing. These letters had no immediate effect on the listing of the Common stock on the Nasdaq Capital Market. In accordance with Nasdaq Listing Rule 5810(c)(3)(C), the Company was granted a period of 180 calendar days, or until August 11, 2025, to regain compliance.
On August 12, 2025, the Company received another letter from the Nasdaq stating that, as a result of the Company’s continued non-compliance, its securities would be delisted from Nasdaq unless the Company appeals the delisting determination by requesting a hearing before the Nasdaq Hearings Panel (the “Panel”).
The Company intends to make timely request for a hearing before the Panel to appeal the delisting determination. The Company’s request for a hearing will stay any further action pending the ultimate outcome of the hearing. The Company’s Common stock will remain listed and eligible for trading on Nasdaq at least pending the ultimate conclusion of the hearing process; however, there can be no assurance that the Company will ultimately regain compliance and remain listed on Nasdaq.

(b) None.
(c) Insider Trading Arrangements and Policies.
During the three months ended June 30, 2025, no director or “officer” (as defined in Rule 16a-1(f) under the Exchange Act) of the Company adopted or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement”, as each term is defined in Item 408(a) of Regulation S-K.

Item 6. Exhibits
EXHIBIT INDEX

Exhibit		Incorporated by Reference				Filed/ Furnished Herewith
Number	Exhibit Description	Form	File No.	Exhibit	Filing Date
2.1+	Business Combination Agreement, dated as of October 4, 2023, by and among the Company, Beam Merger Sub, Inc. and Bolt Threads, Inc.	S-4/A	333-276849	2.1	7/10/2024
2.2+	Amendment No. 1 to the Business Combination Agreement, dated as of June 10, 2024, by and among the Company, Beam Merger Sub, Inc. and Bolt Threads, Inc.	8-K	001-40223	2.1	6/13/2024
3.1	Second Amended and Restated Certificate of Incorporation, dated as of August 13, 2024.	8-K	001-40223	3.1	8/19/2024
3.2	Certificate of Amendment to the Second Amended and Restated Certificate of Incorporation of Bolt Projects Holdings, Inc., dated April 21, 2025.	8-K	001-40223	3.1	4/22/2025
3.3	Amended and Restated Bylaws, dated as of August 13, 2024.	8-K	001-40223	3.2	8/19/2024
4.1	Specimen common stock Certificate.	S-1	333-282014	4.1	9/9/2024
4.2	Specimen Warrant Certificate.	S-1/A	333-253465	4.3	3/5/2021
4.3	Warrant Agreement between the Registrant and Continental Stock Transfer & Trust Company, dated as of March 16, 2021.	8-K	001-40223	4.1	3/22/2021
4.4	Common Stock Purchase Warrant, between the Company and Triton Funds LP, dated as of February 13, 2025.	8-K	001-40223	4.1	2/14/2025
4.5	Warrant Agreement between the Company and Golden Arrow Sponsor LLC, dated as of March 5, 2025.	10-K	001-40223	4.5	3/18/2025
10.1†	Settlement Agreement and Stipulation, dated August 1, 2025, between Bolt Project Holdings, Inc. and Southern Point Capital Corporation.	8-K	001-40223	10.1	8/6/2025
10.2	Limited Waiver, dated July 3, 2025, to Senior Secured Note Purchase Agreement, between Bolt Project Holdings, Inc. and Ginkgo Bioworks, Inc., as amended.					*
10.3	Limited Waiver, dated August 7, 2025, to Senior Secured Note Purchase Agreement, between Bolt Project Holdings, Inc. and Ginkgo Bioworks, Inc., as amended.					*
31.1	Certification of Principal Executive Officer pursuant to Rule 13a-14(a)/15d-14(a).					*
31.2	Certification of Principal Financial Officer pursuant to Rule 13a-14(a)/15d-14(a).					*
32.1	Certification of Principal Executive Officer pursuant to 18 U.S.C. Section 1350.					**
32.2	Certification of Principal Financial Officer pursuant to 18 U.S.C. Section 1350.					**
101.INS	Inline XBRL Instance Document – the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.					*
101.SCH	Inline XBRL Taxonomy Extension Schema Document.					*
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document.					*
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document.					*
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document.					*
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document.					*
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)					*
*Filed herewith.
**Furnished herewith.
† Certain of the schedules and attachments to this exhibit have been omitted pursuant to Regulation S-K, Item 601(a)(5). The registrant hereby undertakes to provide further information regarding such omitted materials to the Commission upon request.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, duly authorized.

Bolt Projects Holdings, Inc.

Date: August 12, 2025	By:	/s/ Daniel Widmaier
	Name:	Daniel Widmaier
	Title:	Chief Executive Officer (principal executive officer)

Date: August 12, 2025	By:	/s/ Randy Befumo
	Name:	Randy Befumo
	Title:	Interim Chief Financial Officer (principal financial officer and principal accounting officer)