Form 10-Q
period 2025-09-30
Bolt Projects Holdings, Inc.
filed 2025-11-12
CIK 1841125

..

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_______________________________________________________________________
FORM 10-Q
_______________________________________________________________________
(MARK ONE)
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2025
or
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
As of November 7, 2025, the registrant had 4,366,123 shares of common stock, $0.0001 par value per share, issued and outstanding.

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

PART I — FINANCIAL INFORMATION
Item 1. Financial Statements
BOLT PROJECTS HOLDINGS, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(IN THOUSANDS, EXCEPT SHARE AND PER SHARE AMOUNTS)

	September 30, 2025 (Unaudited)	December 31, 2024
Assets
Current assets:
Cash and cash equivalents	$4,745	$3,512
Accounts receivable	167	870
Inventory	1,005	1,760
Prepaid expenses and other current assets	1,346	2,593
Total current assets	7,263	8,735

Property and equipment, net	30	21
Deferred transaction costs	432	—
Other non-current assets	3,408	3,474
Total assets	$11,133	$12,230

Liabilities and Stockholders’ Deficit
Current liabilities:
Accounts payable	$2,276	$413
Accrued expenses and other current liabilities	5,385	3,499
Excise tax payable	2,925	2,925
Total current liabilities	10,586	6,837

Long-term debt, non-current	12,911	13,186
Public placement warrant liability	18	267
Related party private placement warrant liability	365	133
Other non-current liabilities	—	417
Total liabilities	23,880	20,840
Commitments and contingencies (Note 10)
Stockholders’ Deficit:
Common stock: $0.0001 par value, 500,000,000 shares authorized at September 30, 2025 and December 31, 2024; 3,706,197 and 1,714,792 shares issued and outstanding at September 30, 2025 and December 31, 2024, respectively	—	—
Additional paid-in capital	467,048	453,172
Accumulated other comprehensive income	26	19
Accumulated deficit	(479,821)	(461,801)
Total stockholders’ deficit	(12,747)	(8,610)
Total liabilities and stockholders’ deficit	$11,133	$12,230
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements

BOLT PROJECTS HOLDINGS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS) (UNAUDITED)
(IN THOUSANDS, EXCEPT SHARE AND PER SHARE AMOUNTS)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Revenue	$370	$5	$1,843	$80
Cost of revenue	312	5	1,724	155
Gross income (loss)	$58	$—	$119	$(75)
Operating expenses:
Research and development	420	3,476	2,035	4,860
Sales and marketing	109	1,597	412	1,720
General and administrative	3,893	15,133	12,253	28,431
Total operating expenses	4,422	20,206	14,700	35,011
Loss from operations	(4,364)	(20,206)	(14,581)	(35,086)
Other income (expense)
Interest expense	(320)	(286)	(955)	(930)
Loss on debt extinguishment	(3,053)	—	(3,053)	(26,359)
Gain on lease termination	—	2,013	—	2,013
Remeasurement of convertible preferred stock warrant liability	—	(91)	—	6
Remeasurement of share-based termination liability	—	334	—	(978)
Remeasurement of convertible notes	—	(14,577)	—	(31,664)
Remeasurement of related party convertible notes	—	1,796	—	(3,752)
Remeasurement of public placement warrant liability	(13)	24,286	249	24,286
Remeasurement of related party private placement warrant liability	(120)	12,671	(232)	12,671
Other income, net	392	452	552	659
Total other income (expense), net	(3,114)	26,598	(3,439)	(24,048)
Income (loss) before income taxes	(7,478)	6,392	(18,020)	(59,134)
Income tax provision	—	—	—	—
Net income (loss)	$(7,478)	$6,392	$(18,020)	$(59,134)
Other comprehensive income (loss):
Reporting currency translation	—	71	7	98
Comprehensive income (loss)	$(7,478)	$6,463	$(18,013)	$(59,036)

Net income (loss) per share, basic	$(2.70)	$6.42	$(8.21)	$(120.83)
Net income (loss) per share, diluted	$(2.70)	$6.41	$(8.21)	$(120.83)
Weighted-average common shares outstanding, basic	2,765,446	995,410	2,195,522	489,409
Weighted-average common shares outstanding, diluted	2,765,446	996,766	2,195,522	489,409
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements

BOLT PROJECTS HOLDINGS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CONVERTIBLE PREFERRED STOCK AND STOCKHOLDERS’ DEFICIT (UNAUDITED)
(IN THOUSANDS, EXCEPT SHARE AND PER SHARE AMOUNTS)

	Convertible Preferred Stock		Common Stock		Additional Paid-In Capital	Accumulated Deficit	Accumulated Other Comprehensive Income (Loss)	Total Stockholders’ Deficit
	Shares	Amount	Shares	Amount
Balances at January 1, 2024	402,429	$93,889	166,793	$—	$283,881	$(396,408)	$(14)	$(112,541)
Stock-based compensation expense	—	—	—	—	98	—	—	98
Reporting currency translation adjustments	—	—	—	—	—	—	23	23
Net loss	—	—	—	—	—	(6,594)	—	(6,594)
Balances at March 31, 2024	402,429	$93,889	166,793	$—	$283,979	$(403,002)	$9	$(119,014)
Stock-based compensation expense	—	—	—	—	97	—	—	97
Reporting currency translation adjustments	—	—	—	—	—	—	4	4
Net loss	—	—	—	—	—	(58,932)	—	(58,932)
Balances at June 30, 2024	402,429	$93,889	166,793	$—	$284,076	$(461,934)	$13	$(177,845)
Issuance of Common stock upon conversion of convertible preferred stock	(402,429)	$(93,889)	402,429	$—	$93,889	$—	$—	$93,889
Net exercise of Bridge Warrants	—	$—	66,836	$—	$—	$—	$—	$—
Issuance of Common stock upon conversion of Convertible Notes	—	$—	522,555	$—	$102,155	$—	$—	$102,155
Issuance of Common stock through the Merger and PIPE Financing, net of redemption and transaction costs	—	$—	419,663	$—	$(52,301)	$—	$—	$(52,301)
Conversion of convertible preferred stock warrants to Private Warrants	—	$—	—	$—	$197	$—	$—	$197
Issuance of Common stock to vendors due to contract terminations	—	$—	37,500	$—	$7,327	$—	$—	$7,327
Stock-based compensation expense	—	—	1,100	—	14,943	—	—	14,943
Reporting currency translation adjustments	—	—	—	—	—	—	71	71
Net income	—	—	—	—	—	6,392	—	6,392
Balances at September 30, 2024	—	$—	1,616,876	$—	$450,286	$(455,542)	$84	$(5,172)
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements

BOLT PROJECTS HOLDINGS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CONVERTIBLE PREFERRED STOCK AND STOCKHOLDERS’ DEFICIT (CONTINUED)
(UNAUDITED)
(IN THOUSANDS, EXCEPT SHARE AND PER SHARE AMOUNTS)

	Convertible Preferred Stock		Common Stock		Additional Paid-In Capital	Accumulated Deficit	Accumulated Other Comprehensive Income (Loss)	Total Stockholders’ Deficit
	Shares	Amount	Shares	Amount
Balance at January 1, 2025	—	—	1,714,792	$—	$453,172	$(461,801)	$19	$(8,610)
Issuance of common stock for common stock purchase agreement (1)	—	—	342,842	—	—	—	—	—
Issuance of common stock for restricted stock units vesting	—	—	4,145	—	—	—	—	—
Stock-based compensation expense	—	—	—	—	2,131	—	—	2,131
Reporting currency translation adjustments	—	—	—	—	—	—	2	2
Net loss	—	—	—	$—	$—	$(5,959)	$—	$(5,959)
Balance at March 31, 2025	—	$—	2,061,779	$—	$455,303	$(467,760)	$21	$(12,436)
Issuance of common stock for common stock purchase agreement (1)	—	—	—	—	540	—	—	540
Transaction costs for common stock issuance	—	—	—	—	(249)	—	—	(249)
Stock-based compensation expense	—	—	—	—	1,563	—	—	1,563
Reporting currency translation adjustments	—	—	—	—		—	5	5
Net loss	—	—	—	$—	$—	$(4,583)	$—	$(4,583)
Balance at June 30, 2025	—	—	2,061,779	$—	$457,157	$(472,343)	$26	$(15,160)
Issuance of common stock through equity purchase agreement (1)	—	—	518,817	—	2,412	—	—	2,412
Issuance of warrants through equity purchase agreement (1)	—	—	—	—	1,837	—	—	1,837
Issuance of common stock for exercise of warrants	—	—	395,162	—	—	—	—	—
Transaction costs for common stock issuance	—	—	—	—	(626)	—	—	(626)
Issuance of common stock through claim purchase agreement(1)	—	—	730,439	—	4,794	—	—	4,794
Stock-based compensation expense	—	—	—	—	1,474	—	—	1,474
Reporting currency translation adjustments	—	—	—	—	—	—	—	—
Net loss	—	—	—	—	—	(7,478)	—	(7,478)
Balance at September 30, 2025	—	$—	3,706,197	$—	$467,048	$(479,821)	$26	$(12,747)
(1) See Note 12 - Changes in Stockholders' Equity (Deficit) for more information.
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements

BOLT PROJECTS HOLDINGS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
(IN THOUSANDS)

	Nine Months Ended September 30,
	2025	2024
Operating activities:
Net loss	$(18,020)	$(59,134)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation expense	3	2
Stock-based compensation	5,167	15,138
Gain on lease termination	—	(2,013)
Non-cash interest expense	634	477
Non-cash debt issuance costs	—	11,460
Non-cash non-capitalized transaction costs	—	268
Loss on extinguishment of debt	3,053	26,359
Remeasurement of convertible preferred stock warrant liability	—	(6)
Remeasurement of public placement warrant liability	(249)	(24,286)
Remeasurement of related party private placement warrant liability	232	(12,671)
Remeasurement of share-based termination liability	—	978
Remeasurement of convertible notes	—	31,664
Remeasurement of related party convertible notes	—	3,752
Changes in operating assets and liabilities:
Accounts receivable	(167)	—
Inventory	755	(2,749)
Prepaid expenses and other current assets	2,122	733
Other non-current assets	66	(118)
Accounts payable	3,082	(1,060)
Accrued expenses and other current liabilities	1,457	(1,814)
Operating lease liabilities	—	(346)
Other non-current liabilities	(690)	3
Net cash used in operating activities	(2,555)	(13,363)
Investing activities:
Purchases of property and equipment	(13)	(23)
Net cash used in investing activities	(13)	(23)
Financing activities:
Proceeds from Merger with GAMC	—	5,268
Payments of deferred transaction costs	(115)	(5,508)
Proceeds from issuance of Common stock (net of $875 of transaction costs)	3,916	—
Proceeds from Bridge Financing Notes	—	22,643
Payments of Amended Senior Note		(539)
Proceeds from issuance of related party notes	—	250
Payments on related party notes	—	(250)
Payments of related party promissory note	—	(648)
Payments of related party convertible promissory note	—	(2,267)
Net cash provided by financing activities	3,801	18,949
Exchange rate effect on cash, cash equivalents and restricted cash	—	8
Net change in cash, cash equivalents and restricted cash	1,233	5,571
Cash, cash equivalents and restricted cash at beginning of period	3,512	934
Cash, cash equivalents and restricted cash at end of period	$4,745	$6,505
Supplemental cash flow disclosures:
Cash paid for income taxes	—	—
Cash paid for interest	880	440
Supplemental disclosures of non-cash investing and financing activities:
Deferred transaction costs in accounts payable and accrued expenses	317	1,818
Issuance of Common stock to settle accounts payable and accrued liabilities	1,741	—
Decrease of deferred transaction costs due to the Merger and PIPE Financing	—	11,124
Issuance of Common stock to settle underwriting commission	—	6,106
Issuance of Common stock upon conversion of convertible preferred stock	—	93,889
Issuance of Common stock upon conversion of convertible bridge notes	—	102,155
Issuance of Common stock upon settlement of share-based termination liability	—	7,327
Conversion of convertible preferred stock warrants to Private Warrants	—	197
Decrease of operating lease liabilities due to lease termination	—	2,013
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
Reverse Stock Split
On April 21, 2025, the Company effected a 1-for-20 reverse stock split of its Common stock (the “Reverse Stock Split”). As previously disclosed, at its special meeting of stockholders held on April 9, 2025 (the “Special Meeting”), the stockholders of the Company approved a proposal to authorize the Company’s Board of Directors (the “Board”), in its discretion following the Special Meeting, to amend the Company’s Second Amended and Restated Certificate of Incorporation (the “Certificate of Incorporation”) to effect a reverse stock split of all of the outstanding shares of the Company’s Common stock, par value $0.0001 per share, in a ratio within the range from each whole number between and including ten (10) and twenty (20). On April 9, 2025, following the Special Meeting, the Board approved the Reverse Stock Split at a ratio of 1-for-20. On April 21, 2025, the Company filed with the Secretary of State of the State of Delaware a certificate of amendment to amend the Certificate of Incorporation to effect the Reverse Stock Split. The Reverse Stock Split became effective at 5:00 p.m., Eastern Time, on April 21, 2025.
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
Proportionate adjustments have been made to the number of shares underlying the Company’s outstanding warrants and equity awards, as applicable, as well as to the number of shares issuable under the Company’s equity incentive plans and certain existing agreements, as well as the exercise price, as applicable. The Common stock issued pursuant to the Reverse Stock Split remains fully paid and non-assessable. The Reverse Stock Split did not affect the number of authorized shares of Common stock or the par value of the Common stock.
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
2.    LIQUIDITY AND GOING CONCERN
The Company has not historically been profitable and has had negative cash flow from operations since inception. During the nine months ended September 30, 2025, the Company incurred a net loss of $18.0 million. During the nine months ended September 30, 2025, the Company used $2.6 million of cash in operations. As of September 30, 2025, the Company had an accumulated deficit of $479.8 million, a negative net working capital of $3.3 million, and cash and cash equivalents of $4.7 million.
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
3.    SIGNIFICANT ACCOUNTING POLICIES
Unaudited Interim Condensed Consolidated Financial Statements
The accompanying interim condensed consolidated balance sheet at September 30, 2025, the interim condensed consolidated statements of operations and comprehensive loss for the three and nine months ended September 30, 2025 and 2024, the interim condensed consolidated statements of convertible preferred stock and stockholders’ deficit for the nine months ended September 30, 2025 and 2024, the interim condensed consolidated statements of cash flows for the nine months ended September 30, 2025 and 2024, and amounts relating to the interim periods included in the accompanying notes to the interim condensed consolidated financial statements are unaudited. The unaudited interim condensed consolidated financial statements have been prepared on the same basis as the audited annual consolidated financial statements, and in management’s opinion, includes all adjustments, consisting of only normal recurring adjustments, necessary for the fair presentation of the Company’s consolidated balance. Operating results for the interim periods presented are not necessarily indicative of results to be expected for the year ending December 31, 2025 or for any other interim period.
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

Assets outside of the U.S. were immaterial, or less than 1.0%, of total assets at September 30, 2025 and December 31, 2024, respectively.
During the three months ended September 30, 2025, two separate customers represented 48% and 36% of total revenue. During the three months ended September 30, 2024, a single customer represented 100% of total revenue. During the nine months ended September 30, 2025 and 2024, a single customer represented 85% and 68% of total revenue, respectively.
Inventory
Inventory consists of finished b-silk and xl-silk powder. Inventory is recorded at the lower of the weighted average cost and net realizable value using the specific identification method based on contractual selling price. Write downs of inventory are recognized as a charge to cost of revenue. No impairment was recognized during the nine months ended September 30, 2025 and 2024.
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
Deferred Transaction Costs
Deferred transaction costs consist of legal, accounting, filing and other fees and costs directly attributable to anticipated financing transactions. The deferred transaction costs were $0.4 million at September 30, 2025.
Long-Lived Assets and Impairment Assessment
The Company reviews its depreciable long-lived assets, such as property and equipment, for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. An impairment loss may be recognized when the undiscounted cash flows expected to be generated by a long-lived asset (or asset group) are less than its carrying value. Any required impairment loss would be measured as the amount by which the asset’s (or asset group’s) carrying value exceeds its fair value and would be recorded as a reduction in the carrying value of the related asset and reflected in the interim condensed consolidated statements of operations and comprehensive loss. No impairment charges were recorded on any long-lived assets during the three and nine months ended September 30, 2025.
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
Financial assets and liabilities held by the Company measured at fair value on a recurring basis at September 30, 2025 and December 31, 2024 include the public placement warrant liability and the related party private placement warrant liability (see Note 4 – Fair Value Measurements).
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
In arrangements where another party is involved in providing products or services to a customer, the Company evaluates whether it acts as a principal or agent in the transaction. To the extent the Company acts as the principal, revenue is reported on a gross basis. To the extent the Company acts as the agent, revenue is reported on a net basis. In this evaluation, the Company considers if the Company obtains control of the specified goods or services before they are transferred to the customer, as well as other indicators such as the party primarily responsible for fulfillment, inventory risk, and discretion in establishing price. For the three and nine months ended September 30, 2025 and 2024, the Company has determined it is acting as the principal in its revenue arrangements due to the Company being primarily responsible for fulfillment of the arrangement and having discretion in establishing the price.
The timing of revenue recognition may differ from the timing of invoicing to customers, and these timing differences result in receivables (billed or unbilled), contract assets, or contract liabilities (deferred revenue) on the Company’s interim condensed consolidated balance sheets. The Company records a contract asset when revenue is recognized prior to the right to invoice, or deferred revenue when revenue is recognized subsequent to invoicing. The Company had zero contract assets at September 30, 2025 and December 31, 2024, and $0.8 million and zero deferred revenue at September 30, 2025 and December 31, 2024, respectively.
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
In July 2025, the FASB issued Accounting Standards Update 2025-05, Financial Instruments – Credit Losses (Topic 326): Measurement of Credit Losses for Accounts Receivable and Contract Assets (“ASU 2025-05”). ASU 2025-05 provides a practical expedient that all entities can use when estimating expected credit losses for current accounts receivable and current contract assets arising from transactions accounted for under ASC 606, Revenue from Contracts with Customers. Under this practical expedient, an entity is allowed to assume that the current conditions it has applied in determining credit loss allowances for current accounts receivable and current contract assets remain unchanged for the remaining life of those assets. ASU 2025-05 is effective for fiscal years beginning after December 15, 2025, and interim reporting periods in those years. Entities that elect the practical expedient and, if applicable, make the accounting policy election are required to apply the amendments prospectively. We are currently evaluating the potential impact of adopting ASU 2025-05 on our consolidated financial statements and disclosures.
4.    FAIR VALUE MEASUREMENTS
Fair value accounting is applied for all financial assets and liabilities that are recognized or disclosed at fair value in the financial statements on a recurring basis.
The table below presents the Company’s assets and liabilities measured at fair value on a recurring basis aggregated by the level in the fair value hierarchy at September 30, 2025 (in thousands):

	Level 1	Level 2	Level 3	Total
Liabilities:
Public placement warrant liability	$—	$—	$18	$18
Related party private placement warrant liability	—	—	365	365
Long-term debt, non-current	$—	$12,911	$—	$12,911
Total liabilities	$—	$12,911	$383	$13,294
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
Public Placement Warrant Liability
In connection with the Merger, the Company assumed the Public Placement Warrants (see Note 7 – Warrants) to purchase the Company’s Common stock. The Company accounts for the Public Placement Warrants as a liability in accordance with ASC 815-40-15 since the Public Placement Warrants do not meet the criteria for equity treatment and must be recorded as liabilities. This liability is subject to remeasurement at each balance sheet date until exercised. The fair value of the public placement liability at September 30, 2025 and December 31, 2024 was determined using the Monte Carlo simulation model. The public placement warrant liability represents a Level 3 measurement within the fair value hierarchy as it has been valued using some unobservable inputs.

The key inputs for the Monte Carlo simulation model to value the Public Placement Warrants at September 30, 2025 and December 31, 2024 were as follows:

	September 30, 2025	December 31, 2024
Stock price	$3.78	$9.60
Exercise price	$230.00	$230.00
Redemption Threshold	$360.00	$360.00
Effective expiration date	August 13, 2029	August 13, 2029
Term (years)	3.9	4.6
Volatility	82%	80%
Risk-free rate	3.60%	4.27%
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

The fair value of the Sponsor Warrants at September 30, 2025 and February 14, 2025 was determined using the Monte Carlo simulation model. The key inputs for the Monte Carlo simulation model to value the Sponsor Warrants at September 30, 2025 and February 14, 2025 were as follows:

	September 30, 2025	February 14, 2025
Stock price	$3.78	$13.20
Exercise price	$10.00	$10.00
Effective expiration date	February 14, 2030	February 14, 2030
Term (years)	4.4	5.0
Volatility	81%	84%
Risk-free rate	3.6%	4.2%
Change in Fair Value of Level 3 Liabilities
The following table presents a reconciliation of the public placement warrant liability measured at fair value on a recurring basis as of September 30, 2025:

Public Placement Warrant Liability
Balance at January 1, 2025	$267
Change in estimated fair value	(184)
Balance at March 31, 2025	$83
Change in estimated fair value	(78)
Balance at June 30, 2025	$5
Change in estimated fair value	13
Balance at September 30, 2025	$18
The change in fair value of the public placement warrant liability is recognized in the interim condensed consolidated statements of operations and comprehensive loss as the remeasurement of the public placement warrant liability.
The following table presents a reconciliation of the related party private placement warrant liability measured at fair value on a recurring basis as of September 30, 2025:

Related Party Private Placement Warrant Liability
Balance at January 1, 2025	$133
Change in estimated fair value before modification(1)	71
Change in fair value for exchange of Sponsor Warrants on February 14, 2025(1)	1,816
Change in estimated fair value after modification(1)	(1,276)
Balance at March 31, 2025	$744
Change in estimated fair value	(499)
Balance at June 30, 2025	$245
Change in estimated fair value	120
Balance at September 30, 2025	$365

(1) See Note 7 – Warrants for more information on the exchange of warrants with the Sponsor and modification of the related party private placement warrant liability.

The net change in fair value of $0.2 million of the related party private placement warrant liability for the nine months ended September 30, 2025 is recognized in the interim condensed consolidated statements of operations and comprehensive loss as the remeasurement of private placement warrant liability.
The following table presents a reconciliation of the convertible notes liability measured at fair value on a recurring basis as of September 30, 2024:

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
There were no convertible notes outstanding as of September 30, 2025 or December 31, 2024. See Part II, Item 8 “Financial Statements and Supplementary Data - Note 8 to the Consolidated Financial Statements - Borrowings and Other

Financing Arrangements” in the 2024 Annual Report on Form 10-K for the year ended December 31, 2024 for more information.
The following table presents a reconciliation of the related party convertible notes liability measured at fair value on a recurring basis as of September 30, 2024:

Related Party Convertible Notes
Balance at January 1, 2024	$2,133
Note issuance during the period	1,449
Change in estimated fair value	248
Balance at March 31, 2024	$3,830
Note issuance during the period	3,635
Loss on extinguishment	4,176
Change in estimated fair value	5,300
Balance at June 30, 2024	$16,941
Change in estimated fair value	(1,796)
Conversion into Common stock	(15,145)
Balance at September 30, 2024	$—
The change in fair value of the related party convertible notes is recognized in the interim condensed consolidated statements of operations and comprehensive loss as the remeasurement of related party convertible notes. There was no change in fair value attributable to the instrument-specific credit risk for the three and nine months ended September 30, 2024.
There were no related party convertible notes outstanding as of September 30, 2025 or December 31, 2024. See Part II, Item 8 “Financial Statements and Supplementary Data - Note 8 to the Consolidated Financial Statements - Borrowings and Other Financing Arrangements” in the 2024 Annual Report on Form 10-K for the year ended December 31, 2024 for more information.
The following table presents a reconciliation of the share-based termination liability measured at fair value on a recurring basis as of September 30, 2024:

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
There was no share-based termination liability outstanding as of September 30, 2025 or December 31, 2024. See Part II, Item 8 “Financial Statements and Supplementary Data - Note 7 to the Consolidated Financial Statements - Share-based Termination Liability” in the 2024 Annual Report on Form 10-K for the year ended December 31, 2024 for more information.
The following table presents a reconciliation of the convertible preferred stock warrant liability measured at fair value on a recurring basis as of September 30, 2024:

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
There were no convertible preferred stock warrants outstanding as of September 30, 2025 or December 31, 2024. See Part II, Item 8 “Financial Statements and Supplementary Data - Note 9 to the Consolidated Financial Statements - Warrants” in the 2024 Annual Report on Form 10-K for the year ended December 31, 2024 for more information.
5.    SIGNIFICANT BALANCE SHEET COMPONENTS
Prepaid Expenses and Other Current Assets
Prepaid expenses and other current assets at September 30, 2025 and December 31, 2024, consisted of the following (in thousands):

	September 30, 2025	December 31, 2024
Prepaid expenses	$666	$1,200
Deposits	28	46
Other current assets	652	1,347
Total prepaid expenses and other current assets	$1,346	$2,593
The Company has recorded $0.5 million and $1.2 million of Employee Retention Credits (“ERC”) as other current assets, which are included in prepaid expenses and other current assets in the interim condensed consolidated balance sheets at September 30, 2025 and December 31, 2024, respectively. Under the Coronavirus Aid, Relief, and Economic Security Act (the “CARES Act”), the ERC is a refundable payroll tax credit for businesses and tax-exempt organizations that were affected during the COVID-19 pandemic. Eligible businesses, both for-profit and not-for-profit, that experienced a “significant” decline in gross receipts in any quarter (more than 50% decrease in 2020 from 2019, and more than 20% in

2022) could receive a quarterly refundable payroll tax credit. The Company believes it has reasonably assured qualification and submitted for refunds under the ERC program.
Property and Equipment, net
Property and equipment, net as of September 30, 2025 and December 31, 2024 consisted entirely of equipment. Accumulated depreciation as of September 30, 2025 and December 31, 2024 was immaterial.
Depreciation expense for the three and nine months ended September 30, 2025 and 2024 was immaterial. The depreciation expense is presented within operating expenses and is excluded from cost of revenue.
Other Non-Current Assets
Other non-current assets at September 30, 2025 and December 31, 2024, consisted entirely of prepaid expenses, non-current. The prepaid expenses, non-current balance at September 30, 2025 and December 31, 2024 includes $3.0 million of the remaining balance of the upfront payment made by the Company in October 2022 for future technical services to be provided by Ginkgo Bioworks, Inc. (“Ginkgo”) (see Note 10 – Commitments and Contingencies).
Accrued Expenses and Other Current Liabilities
Accrued expenses and other current liabilities at September 30, 2025 and December 31, 2024, consisted of the following (in thousands):

	September 30, 2025	December 31, 2024
Accrued professional services	$2,697	$2,091
Accrued payroll and benefits	556	205
Accrued interest expense	647	659
Other accrued expenses	1,485	544
Total accrued expenses and other current liabilities	$5,385	$3,499

Excise Tax Payable

During the second quarter of 2024, the Internal Revenue Service (“IRS”) issued final regulations with respect to the timing and payment of excise tax. Pursuant to those regulations, the Company was required to file a return and remit payment for any liability incurred during the period from January 1, 2023 to December 31, 2023 on or before October 31, 2024.

The Company did not pay its excise tax liability by October 31, 2024, and as of September 30, 2025, owed approximately $2.9 million in excise tax (the “Excise Tax Liability”). The Company is currently making estimated monthly payments over 72 months of $0.04 million to the IRS. As the Company is unable to pay its obligation in full, it is subject to additional interest and penalties which are currently estimated at 9% interest per annum and a 0.5% underpayment penalty per month or portion of a month up to 25% of the total liability for any amount that is unpaid from November 1, 2024 until paid in full. The Company accrued $0.6 million and $0.5 million in interest and penalties as of September 30, 2025 and December 31, 2024, respectively, which has been recorded as part of accrued expenses and other current liabilities on the condensed consolidated balance sheets.
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
The Senior Secured Notes are collateralized by substantially all of the Company’s assets, and each of its legal subsidiaries’ tangible and intangible assets. The Senior Secured Notes contain customary covenants and events of default. Additionally, the Senior Secured Notes contain subjective acceleration clauses to accelerate the Maturity Date of the Senior Secured Notes in the event that a material adverse change has occurred within the business, operations, or financial condition of the Company. At September 30, 2025, the Company believes that the likelihood of the acceleration of the Maturity Date due to the subjective acceleration clauses is remote.
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
In April 2024, the Company and Ginkgo entered into the second amendment to the Ginkgo Note Purchase Agreement (the “Ginkgo Note Purchase Agreement Amendment No. 2”). Pursuant to the Ginkgo Note Purchase Agreement Amendment No. 2, the interest from the Ginkgo NPA Amendment effective date until the occurrence of the SPAC transaction was to be paid either entirely in cash or in kind by capitalizing and adding such accrued interest to the principal of the Amended Senior Notes at the option of the Company. In addition, upon the occurrence of the SPAC transaction, the Company was obligated to prepay an aggregate principal amount of the Amended Senior Notes equal to the sum of (i) the product of (x) $0.25 million and (y) the number of interest payments that were paid in kind, plus (ii) any accrued but unpaid interest amount. After the Merger consummation in August 2024, the Company paid $0.5 million in principal of the Amended Senior Note in September 2024.
At December 31, 2024, the total outstanding principal balance under the Amended Senior Note was $12.0 million and had an effective interest rate of 8.3%. The carrying value of the Amended Senior Note was $13.2 million at December 31, 2024, and is included in long-term debt, non-current, in the interim condensed consolidated balance sheet.

At September 30, 2025, the total outstanding balance under the Amended Senior Note was $12.0 million and had an effective interest rate of 8.3%. The carrying value of the Amended Senior Note was $12.9 million at September 30, 2025, and is included in long-term debt, non-current, in the interim condensed consolidated balance sheet.
For the three months ended September 30, 2025 and 2024, interest expense recognized on the Amended Senior Note was $0.3 million and $0.3 million, respectively. For the nine months ended September 30, 2025 and 2024, interest expense recognized on the Amended Senior Note was $0.8 million and $0.9 million, respectively. At September 30, 2025 and December 31, 2024, there was $0.4 million and $0.4 million of accrued interest related to the Amended Senior Note, respectively, that is included within the accrued expenses and other current liabilities in the interim condensed consolidated balance sheets. The Company calculates and records interest expenses on the Amended Senior Note using the effective interest method.
On July 3, 2025, the Company and Ginkgo entered into a waiver agreement to the Amended Senior Note, which deferred the June 30, 2025 interest payment date to July 31, 2025. On August 7, 2025, the Company and Ginkgo entered into a waiver agreement to the Amended Senior Note, which further deferred the June 30, 2025 interest payment date to the earlier of 1) the date that the claims purchase agreement between Ginkgo and Seneca terminated (see Note 12 - Changes in Stockholders' Equity (Deficit) for more information on the Seneca Transaction) or 2) August 31, 2025. The Seneca Transaction occurred in August 2025, and the interest payment was settled through the claim purchase agreement between Ginkgo and Seneca.
At September 30, 2025 and December 31, 2024, management has represented that the Company was in compliance with all applicable covenants under the Amended Senior Note.
The following table summarizes the Company’s stated maturities and future scheduled principal repayments for the Amended Senior Note at September 30, 2025 (in thousands):

For the remainder of the year ending December 31,	Amount
2025	$—
2026	—
2027	11,960
Total debt principal payments	$11,960
Add: unamortized debt premium	951
Total Amended Senior Note	$12,911
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
After the Private Warrants Conversion, the Private Warrants are indexed to the Company’s own stock and meet all conditions for equity classification. Prior to the Private Warrants Conversion, the Company remeasured the convertible preferred stock warrant liability resulting in a final warrant value of $0.2 million. Therefore, the convertible preferred stock warrant liability for these warrants was removed and additional paid-in capital was increased by $0.2 million to account for the equity reclassification.

The following table represents the Private Warrants outstanding at September 30, 2025 and December 31, 2024:

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
The Public Warrants are classified as liabilities in accordance with ASC 815-40-15 since the Public Warrants do not meet the criteria for equity classification and must be recorded as liabilities. These liabilities are subject to remeasurement at each balance sheet date until exercised with changes in fair value recorded through earnings (see Note 4 – Fair Value Measurements).
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
•in whole and not in part;
•at a price of $0.20 per warrant;
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
Redemption of Public Warrants when the price per share of Common stock equals or exceeds $200.00. Commencing ninety days after the Public Warrants become exercisable, the Company may redeem the outstanding warrants:
•in whole and not in part;
•at a price of $2.00 per warrant if holders will be able to exercise their warrants on a cashless basis prior to redemption and receive that number of shares of Common stock based on the redemption date and the fair market value of the Common stock;
•upon a minimum of 30 days’ prior written notice of redemption;
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

The Company accounted for the exchange as a modification of the Private Placement Warrants liability. The change in fair value as a result of the modification was included in the interim condensed consolidated statements of operations and comprehensive loss within the remeasurement of the private placement warrants liability. The modification did not result in a change to the liability classification, and as such the new Sponsor Warrants will continue to be remeasured at fair value at each balance sheet date until exercised with changes in fair value recorded through earnings as remeasurement of related party private placement warrant liability. See Note 4 - Fair Value Measurements for more information on the changes in fair value recognized during the three and nine months ended September 30, 2025 related to the Private Placement Warrants and Sponsor Warrants.

All Public Placement Warrants to purchase 479,163 shares of Common stock were outstanding at September 30, 2025 and December 31, 2024. All newly issued Sponsor Warrants to purchase 250,000 shares of Common stock were outstanding at September 30, 2025, and all previously exchanged Private Placement Warrants to purchase 250,000 shares of Common stock were outstanding at December 31, 2024.
Triton Warrants
On February 13, 2025, the Company entered into a Common stock purchase agreement with Triton Funds ("Triton") related to the purchase of up to $1.5 million of shares of the Company's Common stock (the "Triton Financing"). See Note 12 - Changes in Stockholders' Equity (Deficit) for more information on the Triton Financing.
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
The Company evaluated the Triton Warrants and concluded that they meet all conditions for equity classification. The estimated fair value of the warrants on issuance date of $3.1 million was recorded to additional paid-in capital within stockholders' equity. As the Company did not receive any consideration for the warrants issued, an offsetting entry was recorded to additional paid-in capital within stockholders' equity, resulting in no net impact to stockholders' deficit as of September 30, 2025.
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

At September 30, 2025 and December 31, 2024, there were 500,000,000 shares of Common stock authorized, and 3,706,197 and 1,714,792 shares issued and outstanding, respectively. Holders of Common stock are entitled to receive dividends whenever funds are legally available and when declared by the Board of Directors. Holders of Common stock are entitled to one vote for each share of Common stock held at all meetings of stockholders.
Common stock reserved for issuance at September 30, 2025 and December 31, 2024, was as follows:

	September 30, 2025	December 31, 2024
Warrants outstanding for future issuance of Common stock	881,007	729,166
Stock options and restricted stock units	425,269	353,908
Stock options and restricted stock units available for future issuance	282,955	34,934
Total shares of Common stock reserved	1,589,231	1,118,008
Equity Incentive Plan
Under the 2009 Equity Incentive Plan (the “2009 Plan”), the 2019 Equity Incentive Plan (the “2019 Plan”), and the 2024 Equity Incentive Plan (the “2024 Plan” and together with the 2009 Plan and 2019 Plan, “the Plans”), the Company may grant stock options (both service-based and performance milestone-based) to employees and non-statutory stock options, restricted share awards (“RSAs”) and restricted stock units (“RSUs”) to employees, officers, and non-employee directors and consultants of the Company. Under the Plans, stock options may be immediately exercisable subject to repurchase or may be exercisable as determined by the Board of Directors. The Company has not allowed for early exercises of options under the Plans. Additionally, to date, the Company has not issued RSAs under the Plans. At September 30, 2025 and December 31, 2024, there were options outstanding to purchase a total of 377,134 and 309,351 shares of Common stock under the Plans, respectively, and 48,135 and 44,520 unvested RSUs, respectively. At September 30, 2025 and December 31, 2024, 282,955 and 34,934 shares of Common stock were available for issuance for either option or RSU grants, respectively, under the 2019 Plan and 2024 Plan.
Employee Stock Purchase Plan
Under the Company’s 2024 Employee Stock Purchase Plan (the “ESPP”) eligible employees may contribute a portion of their eligible earnings toward the purchase of our shares of Common stock at a pre-determined discounted price, subject to certain limitations set forth in the ESPP. Employees can purchase stock at a 15% discount applied to the lower of the closing stock prices on the first trading day of the applicable offering period or last trading day of the purchase period for such offering period. The Company commenced its first offering period under the ESPP on May 15, 2025. For the three and nine months ended September 30, 2025, no shares of Common stock have been purchased under the ESPP and stock-based compensation expense related to the ESPP was immaterial.
Stock Options Repricing
On August 3, 2025 (the “Repricing Date”), in accordance with the terms of the 2024 Plan, the Board of Directors of the Company approved a stock option repricing (the “Option Repricing”), effective as of the Repricing Date, of stock options held by six of the Company’s named executive officers and two non-employee members of the Board. Pursuant to the Option Repricing, the exercise prices of stock options covering 282,527 shares with an original exercise price of $6.80 per share, and of stock options covering 70,859 shares with an original exercise price of $5.90 per share, were each reduced to an exercise price of $2.42 per share, the closing price of the Common Stock on last business day prior to the Repricing Date.
The Option Repricing was accounted for as a modification of equity awards. There was no incremental fair value generated as a result of this modification as the fair value of the modified awards immediately after the modification was less than the fair value of the original awards immediately before the modification. As a result, the Company will not record additional stock-based compensation expense related to the modification.

Service-based Stock Options
Option award activity for service-based stock options granted at September 30, 2025, was as follows:

	Number of options outstanding	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Life (Years)	Aggregate Intrinsic Value (in thousand)
Balances at January 1, 2025	304,245	$31.60	9.5	$802
Granted(1)	424,245	3.00	—	—
Exercised	—	—	—	—
Expired	(3,076)	87.40	—	—
Forfeited(1)	(353,386)	6.62	—	—
Balances at September 30, 2025	372,028	$22.17	9.0	$481
Vested and exercisable at September 30, 2025	199,358	$39.27	8.7	$246
(1) Includes 353,386 stock options repriced in August 2025, as discussed above.

Stock options that vested during the nine months ended September 30, 2025, had a weighted-average grant date fair value of $14.78. As reflected in the table above, no service-based options were exercised during the nine months ended September 30, 2025. There were 172,670 service-based unvested options at September 30, 2025 and $1.1 million of remaining unrecognized stock-based compensation expense, which is expected to be recognized over the weighted-average period of 2.3 years.
Performance Milestone-based Stock Options
Option award activity for performance milestone-based stock options granted at September 30, 2025, was as follows:

	Number of options outstanding	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Life (Years)	Aggregate Intrinsic Value (in thousands)
Balances at January 1, 2025	5,106	$417.00	5.6	$—
Granted	—	—	—	—
Exercised	—	—	—	—
Expired	—	—	—	—
Forfeited	—	—	—	—
Balances at September 30, 2025	5,106	$417.00	4.8	$—
Vested and exercisable at September 30, 2025	1,702	$417.00	4.8	$—
As reflected in the table above, no performance milestone-based options were granted or exercised during the nine months ended September 30, 2025. There were no performance milestone-based options that vested during the nine months ended September 30, 2025. There were 3,404 of performance milestone-based unvested options and total unrecognized compensation costs were immaterial at September 30, 2025.

Restricted Stock Units
A summary of the Company’s RSU activity and related information is as follows:

	Number of RSUs Outstanding	Weighted-Average Grant Date Fair Value Per Share
Balances at January 1, 2025	44,520	$193.80
Granted	38,459	5.90
Vested	(30,867)	129.24
Forfeited	(3,977)	180.00
Balances at September 30, 2025	48,135	$93.35
The RSUs have both a service-based condition or a performance milestone-based condition(s) and a liquidity event condition. The total RSU vesting expense was $1.3 million and $4.6 million for the three and nine months ended September 30, 2025, respectively. As of September 30, 2025, the Company had $1.7 million of future expense to be recognized relating to the RSU’s which still require satisfaction of the service condition, which is expected to be recognized over the weighted-average period of 0.8 years.
Stock-Based Compensation
The following table summarizes stock-based compensation expense recorded in each component of operating expenses in the Company’s interim condensed consolidated statements of operations and comprehensive loss (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Research and development	$41	$3,224	$238	$3,224
Sales and marketing	10	758	31	758
General and administrative	1,423	10,961	4,898	11,156
Total stock-based compensation expense	$1,474	$14,943	$5,167	$15,138
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
The Company’s effective tax rate for the three and nine months ended September 30, 2025, and the same period in the prior year differs from the U.S. statutory rate of 21% as a result of stock compensation and our U.S. federal and state losses for which no benefit will be realized. The Company's income tax provision was zero for the three and nine months ended September 30, 2025 and 2024. This resulted in an effective tax rate of 0.0% for the three and nine months ended September 30, 2025, and 0.0% for the three and nine months ended September 30, 2024.
There were no material changes to the Company’s unrecognized tax benefits during the three and nine months ended September 30, 2025.

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
Donoghue v. Golden Arrow Sponsor, LLC
On June 29, 2025, the Company was named as a nominal defendant in a lawsuit captioned Donoghue v. Golden Arrow Sponsor, LLC, Case No. 25-CV-5395-PKC, pending in the United States District Court for the Southern District of New York. The action asserts claims under Section 16(b) of the Securities Exchange Act of 1934 against Golden Arrow Sponsor, LLC in connection with transactions involving the Company’s securities. The Company was not accused of wrongdoing and was not a target of the claims in the lawsuit. On November 5, 2025, the Plaintiff filed a notice of dismissal of all claims in the action with prejudice, and the case was terminated by the court on November 6, 2025.

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
Under the 2022 TDA, the Company and Ginkgo will continue to collaborate on certain projects using Ginkgo’s expertise in specialized engineering and lab-scale fermentation processes. The 2022 TDA includes a royalty payment obligation based on future net sales if and when the first commercial sale of the products developed and improved under the 2022 TDA occurs. Royalty payments, due in cash, are based on defined royalty rates for each country or jurisdiction in which the sale is made. In certain instances, a lump sum royalty payment may be due for a particular product, in which case no further royalty payments are required. At September 30, 2025 and December 31, 2024, the Company has not accrued a liability for royalty payment as no payment obligation or commercial sale of the products developed and improved under the 2022 TDA has occurred.
Upon its execution, the Ginkgo Note Purchase Agreement required the Company to pay Ginkgo $10.0 million as an upfront payment for future technical services to be provided by Ginkgo under the 2022 TDA. As disclosed in Note 6 – Borrowings, in December 2023, the Company and Ginkgo executed the Ginkgo NPA Amendment to reduce the prepaid balance relating to the 2022 TDA by $5.4 million. At September 30, 2025 and December 31, 2024, the Company had $3.0 million and $3.4 million, respectively, in credit remaining to be applied against future technical services under the 2022 TDA, which is recorded within prepaid expenses and other current assets and other non-current assets within the interim condensed consolidated balance sheets.
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
On August 12, 2025, the Company received a notice of a determination of delisting from Nasdaq. The Company’s hearing before the Nasdaq Hearings Panel (the “Panel”) to appeal the delisting determination was held on September 16, 2025 and the delisting action was stayed pending the final written decision by the Panel. The Company's Common stock remained listed on the Nasdaq Global Select Market during the pendency of the hearing process and will remain listed during any extension period granted by the Panel.

On September 30, 2025, the Company received written notification from the Panel (the “Determination Letter”) granting the Company’s request for an extension to regain compliance with Nasdaq’s listing standards based on the compliance plan presented at the Company’s hearing before the Panel. As part of that plan, the Company presented a timeline of achieving compliance by December 31, 2025, which date is within the Panel’s authority under Nasdaq Listing Rule 5815 to grant an extension of up to 180 days. Pursuant to the Determination Letter, the Company is to gain compliance with the minimum equity standard requirement under Nasdaq Listing Rule 5550(b)(1) (the “Equity Rule”) in lieu of regaining compliance with Nasdaq’s MVLS and MVPHS listing rules and is to phase down to the Nasdaq Capital Market. The Company intends to satisfy these requirements and demonstrate compliance with the Equity Rule within the current extension period or, if appropriate, to request a further extension from the Panel, with any such further extension subject to the Panel’s discretion.
The Company is undertaking measures to regain compliance within the extension period, however, there can be no assurance that the Company will ultimately regain compliance with the Equity Rule or be able to maintain compliance with all other applicable requirements for continued listing on the Nasdaq. The Company’s failure to meet these requirements could result in the Company’s securities being delisted from the Nasdaq. The Company may request a further extension within which to remain compliance with the Equity Rule, however, any extension and the length of any such extension are within the Panel’s discretion.
Sponsor Settlement Agreement and Exchange Agreement

On February 14, 2025, the Company entered into a settlement agreement (the “Sponsor Settlement Agreement”) with its SPAC transaction Sponsor, Golden Arrow Sponsor, LLC. The Company currently owes approximately $2.9 million in excise tax pursuant to section 4501 of the Internal Revenue Code for redemptions of shares of GAMC Class A common stock in 2023 by the stockholders of GAMC prior to the consummations of the transactions contemplated by the Business Combination. The Company has proposed a payment plan to the Internal Revenue Service (“IRS”) whereby the Company would be permitted to pay the Excise Tax Liability over a series of payments over time (the “Payment Plan”).

Pursuant to the Sponsor Settlement Agreement, the Sponsor was required to (i) use its commercially reasonable efforts to provide or organize financing for us in an amount of $10.0 million to close by August 13, 2025 (the “Sponsor Financing”) and (ii) (a) in the event that the IRS granted the Payment Plan, pay to us 75% of the total amount of each payment due to the IRS thereunder no less than 7 calendar days prior to the due date for each payment (the “Golden Arrow Payment Contribution”) or (b) in the event the IRS denied our request for a Payment Plan, either (A) close the Sponsor Financing by August 13, 2025 or (B) pay to the Company 75% of the total amount of the then-outstanding Excise Tax Liability as well as all accrued interest on the entire Excise Tax Liability on August 13, 2025. The Golden Arrow Payment Contribution was to continue until the earlier of (i) an aggregate amount of at least $6.0 million of Sponsor Financing was successfully closed or (ii) the Excise Tax Liability was fully paid. Notwithstanding the foregoing, the Sponsor’s payments were be capped at, and were not to exceed, the total amount the Sponsor received from selling 50% of the shares of our Common stock held by the Sponsor on February 14, 2025.

As partial consideration for entering into the Sponsor Settlement Agreement, on March 5, 2025, the Company exchanged warrants to purchase 250,000 shares of Common stock that are governed by the terms of our Warrant Agreement, dated March 16, 2021 for a warrant to purchase 250,000 shares of Common stock at an exercise price of $10.00 per share, the average closing price of its Common stock on the five trading days immediately preceding our entry into the Sponsor Settlement Agreement. The Warrant will be exercisable immediately upon issuance and will terminate on the fifth anniversary of the issuance date. Refer to Note 4 - Fair Value Measurements and Note 7 - Warrants for more information on the warrants exchanged as part of the Sponsor Settlement Agreement.

In August 2025, the Company received a settlement payment of $0.4 million from the Sponsor.

11.  BASIC AND DILUTED NET LOSS PER SHARE
The following table sets forth the computation of basic and diluted net loss per share attributable to common stockholders (in thousands, except share and per share amounts):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Numerator:
Net income (loss) attributable to common stockholders, basic and dilutive	$(7,478)	$6,392	$(18,020)	$(59,134)
Denominator:
Weighted-average common shares outstanding, basic	2,765,446	995,410	2,195,522	489,409
Add: Options, with dilutive impact only	—	1,032	—	—
Add: Private Warrants, with dilutive impact only	—	324	—	—
Weighted-average common shares outstanding, diluted	2,765,446	996,766	2,195,522	489,409

Net income (loss) per share, basic	$(2.70)	$6.42	$(8.21)	$(120.83)
Net income (loss) per share, diluted	$(2.70)	$6.41	$(8.21)	$(120.83)

The following securities were excluded due to their anti-dilutive effect on net loss per share attributable to common stockholders recorded in each of the periods:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Stock options outstanding	377,134	20,760	377,134	21,792
Unvested RSUs	48,135	54,058	48,135	54,058
Warrants to purchase Common stock	881,007	730,686	881,007	731,010
Total	1,306,276	805,504	1,306,276	806,860
12. CHANGES IN STOCKHOLDERS' EQUITY (DEFICIT)
Triton Financing
On February 13, 2025, the Company entered into a common stock purchase agreement with Triton related to the purchase of up to $1.5 million of shares of the Company's Common stock between the date a form S-1 registration statement became effective and June 30, 2025. Triton is a San Diego based entity that makes direct investments in publicly-traded companies. Under the form S-1 registration statement, the Company registered 492,842 shares of Common stock consisting of (a) up to 342,842 shares of Common stock and (b) up to 150,000 shares of Common stock underlying a warrant to purchase the Company's Common stock. See Note 7 - Warrants for more information on the Triton Warrants.
The S-1 registration statement became effective on March 27, 2025. On March 31, 2025, the Company issued 342,842 shares of Common stock to Triton, subject to payment by Triton for the shares. In June 2025, the Company received $0.5 million of gross proceeds for the sale of Common stock. The Company recorded the proceeds to Common stock and additional paid-in capital, and recorded $0.2 million of deferred transaction costs to additional paid-in capital for the nine months ended September 30, 2025.
Seneca Transaction
On August 1, 2025, the Company signed an agreement with Southern Point Capital (“Seneca”) pursuant to which Seneca entered into claim purchase agreements to purchase up to an aggregate of $1.7 million of our outstanding payables with certain of our vendors (the “Vendor Payables”) and, subject to a court order, exchange such Vendor Payables for a settlement pursuant to Section (3)(a)(10) of the Securities Act of 1933, as amended (the “Seneca Transaction”). The amount of Vendor Payables were initially convertible at the option of Seneca by the lower of (i) $2.42 per share, the closing price of the Company’s Common stock on the date of the agreement with Seneca and (ii) 77% of the average of the three lowest traded prices on which at least 100 shares of Common stock were traded during the five-trading day period preceding a conversion notice delivered pursuant to such agreement, subject to a minimum price floor of $0.25 per share. Seneca was not permitted to acquire shares of Common stock under the Seneca Transaction if, as a result thereof, Seneca would beneficially own (as calculated pursuant to Section 13(d) of the Securities Exchange Act of 1934, as amended, and Rule 13d-3 thereunder) more than 4.99% of the number of shares of our Common stock then outstanding. The agreement also provides that we may not issue, and shall not be obligated to issue, any shares to the extent such issuance would violate our obligations under the Nasdaq Global Select Market, including any requirement that the issuance of such shares would require approval of our stockholders, until such approval has been obtained, which occurred on August 29, 2025.
During the three months ended September 30, 2025, the Company issued an aggregate of 730,439 shares of Common stock pursuant to the claim purchase agreements for the $1.7 million of outstanding payables that were purchased. The Seneca Transaction was accounted for as an extinguishment of debt. The difference between the fair value of Common stock issued and the fair value of Vendor Payables settled of $3.1 million was recorded through earnings as loss on debt extinguishment in the interim condensed consolidated statements of operations and comprehensive loss for the three and nine months ended September 30, 2025.
August 2025 PIPE Transaction
On August 14, 2025, the Company entered into a securities purchase agreement with certain accredited investors, pursuant to which the Company agreed to sell and issue an aggregate of 913,979 shares of its Common stock at a purchase price of $4.65 per share (the “August 2025 PIPE Transaction”). The August 2025 PIPE Transaction consisted of (i) 518,817 shares of Common stock issued at closing and (ii) pre-funded warrants to purchase up to 395,162 shares of Common stock (the “August 2025 Warrants”). The August 2025 Warrants were immediately exercisable at a nominal exercise price and had no expiration date.

The Company evaluated the August 2025 Warrants in accordance with ASC 480 - Distinguishing Liabilities from Equity, and determined that the warrants met the criteria for classification in stockholders’ equity. Accordingly, the warrants were recorded in additional paid-in capital at their fair value of $1.8 million on the issuance date.
Gross proceeds from the August 2025 PIPE Transaction totaled approximately $4.25 million. The Company recorded the proceeds to Common stock and additional paid-in capital, and recorded $0.6 million of related transaction costs to additional paid-in capital for the three months ended September 30, 2025. In September 2025, all of the August 2025 Warrants were fully exercised, and the Company issued 395,162 shares of Common stock. The exercise of the warrants had no impact on total stockholders’ equity other than a reclassification within equity from additional paid-in capital to Common stock and additional paid-in capital related to the issuance of the underlying shares.
September 2025 Equity Purchase Agreement
On September 12, 2025, the Company entered into an equity purchase agreement (the “September 2025 Purchase Agreement”) with Ascent Partners Fund LLC (“Ascent”), relating to an equity line of credit facility (the “Ascent ELOC”). Pursuant to the September 2025 Purchase Agreement, the Company will have the right at its option to sell up to $20.0 million of the Company’s Common stock. Under the September 2025 Purchase Agreement, Ascent shall not be obligated to purchase or acquire any shares of Common stock that would result in its beneficial ownership exceeding 9.99% of the Company’s then-outstanding voting power and Ascent shall not be obligated to purchase shares of Common stock if the volume weighted average price for the Common stock is less than $1.00. As consideration for Ascent’s irrevocable commitment to purchase the shares of Common stock under the September 2025 Purchase Agreement, the Company agreed to issue 85,588 shares of Common stock to Ascent.
To initiate a purchase, the Company must deliver written notice to Ascent before trading begins on any trading day. The purchase price of the shares will be determined based on the timing and conditions of an advance notice (each, an “Advance Notice”). If an Advance Notice is received before 8:01 a.m. Eastern Time on a trading day and the amount is between $0.025 million and $0.5 million, the price will be 96% of the lowest volume-weighted average price in the ten trading days immediately preceding the delivery of the notice, provided, that if such closing of the Advance Notice happens and 96% of the lowest daily volume weighted average price in the ten trading days following such closing is lower than such Share Price, then the Company shall issue additional shares of Common stock to Ascent so that the total number of shares of Common stock received by Ascent is equal to the number of shares of Common stock it would have received for the aggregate purchase price paid at such closing for such shares if the shares of Common stock had been valued at such lower price. Alternatively, if the notice is received between 8:01 a.m. and 9:15 a.m. Eastern Time on a trading day, and the pre-market stock price is at least 150% of the prior day’s closing price, the notice amount must not exceed $5.0 million. In this case, the price will be the lesser of: (i) the average of the daily volume-weighted average price of the Common stock on the trading day before the notice is delivered and the volume-weighted average price on the day of the notice, or (ii) 96% of the lowest daily volume-weighted average price over the trading days required for Ascent to fully sell the shares underlying the notice.
Sales of Common stock to Ascent under the September 2025 Purchase Agreement, and the timing of any sales, will be determined by the Company in its sole discretion and will depend on a variety of factors, including, among other things, market conditions, the trading price of shares of Common stock and determinations by the Company regarding the use of proceeds of such sales. The net proceeds from any sales under the September 2025 Purchase Agreement will depend on the frequency with, and prices at which the shares of Common stock are sold to Ascent. Under the terms of the Purchase Agreement, the Company has agreed not to engage in any other “at the market offering” or “equity line of credit” transaction during the term of the September 2025 Purchase Agreement.
The Company has the right to terminate the September 2025 Purchase Agreement at any time after commencement, at no cost or penalty, upon five trading days’ prior written notice. Ascent has the right to terminate the September 2025 Purchase Agreement upon ten trading days’ prior written notice to the Company of an occurrence of a material and uncured breach or default by the Company, and, if such breach or default is capable of being cured, such breach or default is not cured within fifteen trading days after notice of such breach or default is delivered to the Company.

As of September 30, 2025, no shares had been sold to Ascent under the September 2025 Purchase Agreement, and the Ascent ELOC remained available for future use.
13.  SUBSEQUENT EVENTS
Equity Line of Credit Activity
Starting in October 2025, the Company began utilizing the Ascent ELOC facility. As of the issuance date of this report, the Company has delivered four Advance Notices to Ascent, and issued a total of 791,153 shares of Common stock to Ascent for total gross proceeds of $1.8 million.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
The following discussion and analysis provide information that our management believes is relevant to an assessment and understanding of our consolidated results of operations and financial condition. The discussion should be read together with the unaudited interim condensed consolidated financial statements as of September 30, 2025 and for the three and nine months ended September 30, 2025 and 2024, and the respective notes thereto, included elsewhere in this report. This discussion may contain forward-looking statements based upon current expectations that involve risks and uncertainties. See “Cautionary Note Regarding Forward-Looking Statements” in this report. Our actual results may differ materially from those anticipated in these forward-looking statements as a result of various factors, including those set forth under “Risk Factors” in this report.
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
Nasdaq Notifications

Nasdaq listing rules require listed securities to maintain a minimum bid price of $1.00 per share. On November 6, 2024, the Company received a written notice from Nasdaq (the “Bid Price Notice”) indicating that it was not in compliance with the $1.00 minimum bid price requirement set forth in Nasdaq Listing Rule 5450(a)(1) for continued listing. The Bid Price Notice does not result in the immediate delisting of the Company’s Common stock from the Nasdaq Capital Market. The Bid Price Notice indicated that the Company had 180 calendar days (or until May 5, 2025) in which to regain compliance. On April 21, 2025, the Company effected the Reverse Stock Split in order to regain compliance with the minimum bid price requirement by the May 5, 2025 deadline. See Note 1 - Organization and Description of Business for more information on the Reverse Stock Split. On May 7, 2025, Nasdaq notified the Company that the Company has regained compliance with the minimum closing bid price requirement for the Company’s Common stock for continued listing on Nasdaq.
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
On August 12, 2025, the Company received a notice of a determination of delisting from Nasdaq. The Company’s hearing before the Nasdaq Hearings Panel (the “Panel”) to appeal the delisting determination was held on September 16, 2025 and the delisting action was stayed pending the final written decision by the Panel. The Company's Common stock remained listed on the Nasdaq Global Select Market during the pendency of the hearing process and will remain listed during any extension period granted by the Panel.

On September 30, 2025, the Company received written notification from the Panel (the “Determination Letter”) granting the Company’s request for an extension to regain compliance with Nasdaq’s listing standards based on the compliance plan presented at the Company’s hearing before the Panel. As part of that plan, the Company presented a timeline of achieving compliance by December 31, 2025, which date is within the Panel’s authority under Nasdaq Listing Rule 5815 to grant an extension of up to 180 days. Pursuant to the Determination Letter, the Company is to gain compliance with the minimum equity standard requirement under Nasdaq Listing Rule 5550(b)(1) (the “Equity Rule”) in lieu of regaining compliance with Nasdaq’s MVLS and MVPHS listing rules and is to phase down to the Nasdaq Capital Market. The Company intends to satisfy these requirements and demonstrate compliance with the Equity Rule within the current extension period or, if appropriate, to request a further extension from the Panel, with any such further extension subject to the Panel’s discretion.
The Company is undertaking measures to regain compliance within the extension period, however, there can be no assurance that the Company will ultimately regain compliance with the Equity Rule or be able to maintain compliance with all other applicable requirements for continued listing on the Nasdaq. The Company’s failure to meet these requirements could result in the Company’s securities being delisted from the Nasdaq. The Company may request a further extension within which to remain compliance with the Equity Rule, however, any extension and the length of any such extension are within the Panel’s discretion.
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
The S-1 registration statement became effective on March 27, 2025. On March 31, 2025, the Company issued 342,842 shares of Common stock to Triton, subject to payment by Triton for the shares. In June 2025, the Company received $0.5 million of gross proceeds for the sale of Common stock.
Sponsor Settlement Agreement and Exchange Agreement

On February 14, 2025, the Company entered into a settlement agreement (the “Sponsor Settlement Agreement”) with its SPAC transaction Sponsor, Golden Arrow Sponsor, LLC (the "Sponsor"). The company currently owes approximately $2.9 million in excise tax liability (the “Excise Tax Liability”) pursuant to Section 4501 of the Internal Revenue Code for redemptions of shares of GAMC Class A common stock in 2023 by the stockholders of GAMC prior to the consummations of the transactions contemplated by the Business Combination. The Company has proposed a payment plan to the Internal Revenue Service (“IRS”) whereby the Company would be permitted to pay the Excise Tax Liability over a series of payments over time (the “Payment Plan”).

Pursuant to the Sponsor Settlement Agreement, the Sponsor was required to (i) use its commercially reasonable efforts to provide or organize financing for us in an amount of $10.0 million to close by August 13, 2025 (the “Sponsor Financing”) and (ii) (a) in the event that the IRS granted the Payment Plan, pay to us 75% of the total amount of each payment due to the IRS thereunder no less than 7 calendar days prior to the due date for each payment (the “Golden Arrow Payment Contribution”) or (b) in the event the IRS denied our request for a Payment Plan, either (A) close the Sponsor Financing by August 13, 2025 or (B) pay to the Company 75% of the total amount of the then-outstanding Excise Tax Liability as well as all accrued interest on the entire Excise Tax Liability on August 13, 2025. The Golden Arrow Payment Contribution was to continue until the earlier of (i) an aggregate amount of at least $6.0 million of Sponsor Financing was successfully closed or (ii) the Excise Tax Liability was fully paid. Notwithstanding the foregoing, the Sponsor’s payments were be capped at, and were not to exceed, the total amount the Sponsor received from selling 50% of the shares of our Common stock held by the Sponsor on February 14, 2025.

As partial consideration for entering into the Sponsor Settlement Agreement, on March 5, 2025, the Company exchanged warrants to purchase 250,000 shares of Common stock that are governed by the terms of our Warrant

Agreement, dated March 16, 2021 for a warrant to purchase 250,000 shares of Common stock (the “Sponsor Warrants”) at an exercise price of $10.00 per share, the average closing price of its Common stock on the five trading days immediately preceding our entry into the Sponsor Settlement Agreement. The Warrant will be exercisable immediately upon issuance and will terminate on the fifth anniversary of the issuance date. Refer to Note 4 - Fair Value Measurements and Note 7 - Warrants in our unaudited interim condensed consolidated financial statements for the three and nine months ended September 30, 2025 and 2024 included elsewhere in this report for more information on the warrants exchanged as part of the Sponsor Settlement Agreement.

In August 2025, the Company received a settlement payment of $0.4 million from the Sponsor.

Seneca Transaction

On August 1, 2025, the Company signed an agreement with Southern Point Capital (“Seneca”) pursuant to which Seneca entered into claim purchase agreements to purchase up to an aggregate of $1.7 million of our outstanding payables with certain of our vendors (the “Vendor Payables”) and, subject to a court order, exchange such Vendor Payables for a settlement pursuant to Section (3)(a)(10) of the Securities Act of 1933, as amended (the “Seneca Transaction”). The amount of Vendor Payables were initially convertible at the option of Seneca by the lower of (i) $2.42 per share, the closing price of the Company’s Common stock on the date of the agreement with Seneca and (ii) 77% of the average of the three lowest traded prices on which at least 100 shares of Common stock were traded during the five-trading day period preceding a conversion notice delivered pursuant to such agreement, subject to a minimum price floor of $0.25 per share. Seneca was not permitted to acquire shares of Common stock under the Seneca Transaction if, as a result thereof, Seneca would beneficially own (as calculated pursuant to Section 13(d) of the Securities Exchange Act of 1934, as amended, and Rule 13d-3 thereunder) more than 4.99% of the number of shares of our Common stock then outstanding. The agreement also provides that we may not issue, and shall not be obligated to issue, any shares to the extent such issuance would violate our obligations under the Nasdaq Global Select Market, including any requirement that the issuance of such shares would require approval of our stockholders, until such approval has been obtained, which occurred on August 29, 2025.

During the three months ended September 30,2025, the Company issued an aggregate of 730,439 shares of Common stock pursuant to the claim purchase agreements for the $1.7 million of outstanding payables that were purchased. The Seneca Transaction was accounted for as an extinguishment of debt. The difference between the fair value of Common stock issued and the fair value of Vendor Payables settled was recorded through earnings as loss on debt extinguishment in the interim condensed consolidated statements of operations and comprehensive loss for the three and nine months ended September 30, 2025.
August 2025 PIPE Transaction
On August 14, 2025, the Company entered into a securities purchase agreement with certain accredited investors, pursuant to which the Company agreed to sell and issue an aggregate of 913,979 shares of its Common stock at a purchase price of $4.65 per share (the “August 2025 PIPE Transaction”). The August 2025 PIPE Transaction consisted of (i) 518,817 shares of Common stock issued at closing and (ii) pre-funded warrants to purchase up to 395,162 shares of Common stock (the “August 2025 Warrants”). The August 2025 Warrants were immediately exercisable at a nominal exercise price and had no expiration date. Gross proceeds from the August 2025 PIPE Transaction totaled approximately $4.25 million.

September 2025 Equity Purchase Agreement
On September 12, 2025, the Company entered into an equity purchase agreement (the “September 2025 Purchase Agreement”) with Ascent Partners Fund LLC (“Ascent”), relating to an equity line of credit facility (the “Ascent ELOC”). Pursuant to the September 2025 Purchase Agreement, the Company will have the right at its option to sell up to $20.0 million of the Company’s Common stock. Under the September 2025 Purchase Agreement, Ascent shall not be obligated to purchase or acquire any shares of Common stock that would result in its beneficial ownership exceeding 9.99% of the Company’s then-outstanding voting power and Ascent shall not be obligated to purchase shares of Common stock if the volume weighted average price for the Common stock is less than $1.00 (the “Floor Price”). As consideration for Ascent’s irrevocable commitment to purchase the shares of Common stock under the September 2025 Purchase Agreement, the Company agreed to issue 85,588 shares of Common stock to Ascent.
As of September 30, 2025, no shares had been sold to Ascent under the September 2025 Purchase Agreement, and the Ascent ELOC remained available for future use.

Starting in October 2025, the Company began utilizing the Ascent ELOC facility. As of the issuance date of this report, the Company has delivered four Advance Notices to Ascent, and issued a total of 791,153 shares of Common stock to Ascent for total gross proceeds of $1.8 million.
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
Loss on debt extinguishment
Loss on debt extinguishment for the three and nine months ended September 30, 2025 is related to the Seneca Transaction, which occurred in August 2025. Refer to Note 12 - Changes in Stockholders' Equity (Deficit) in our unaudited interim condensed consolidated financial statements for the three months ended September 30, 2025 and 2024 included elsewhere in this report for more information.
Loss on debt extinguishment for the three and nine months ended September 30, 2024 is related to the Second Amendment to the Note Purchase Agreement, which we entered during June 2024. Due to the substantial change to the conversion feature, we accounted for this amendment as a debt extinguishment. See Part II, Item 8 “Financial Statements and Supplementary Data - Note 8 to the Consolidated Financial Statements - Borrowings and Other Financing Arrangements” in the Annual Report for more information.

Gain on lease termination
Gain on lease termination relates to the gain recognized on the termination of our Berkeley and Netherlands facility leases. See Part II, Item 8 “Financial Statements and Supplementary Data - Note 7 to the Consolidated Financial Statements - Borrowings and Other Financing Arrangements” in the Annual Report for more information.
Remeasurement of convertible preferred stock warrant liability
Certain financial instruments issued by us prior to the Merger are recognized as liabilities and carried at fair value on our balance sheet. Changes in the fair value of those instruments are captured in our results of operations. The convertible preferred stock warrant liability fair value adjustment consists of unrealized gains and losses as a result of marking our liability classified warrants to fair value at the end of each reporting period. We will continue to recognize changes in the fair value of such warrants until each respective warrant is exercised, expired, or qualifies for equity classification. For additional information on securities carried at fair value and fair value measurement please refer to Note 4 - Fair Value Measurements in our unaudited interim condensed consolidated financial statements for the three and nine months ended September 30, 2025 and 2024 included elsewhere in this report for more information.
Remeasurement of share-based termination liability
Certain share-based financial instruments issued by us as part of our lease and supply agreement terminations are recognized as liabilities and carried at fair value on our consolidated balance sheet. Changes in the fair value of those instruments are captured in our consolidated results of operations. The share-based termination liability fair value adjustment consists of unrealized gains and losses as a result of marking our liability classified share-based instruments to fair value at the end of each reporting period. We continued to recognize changes in the fair value of such share-based instruments until the shares were issued upon the Closing of the Merger. For additional information on securities carried at fair value and fair value measurement please refer to Note 4 - Fair Value Measurements in our unaudited interim condensed consolidated financial statements for the three and nine months ended September 30, 2025 and 2024 included elsewhere in this report for more information.
Remeasurement of convertible notes and related party convertible notes
Concurrently with our entry into the Merger Agreement, each of the PIPE Subscribers entered into a Note Purchase Agreement in which we issued each PIPE Subscriber a convertible promissory note. The convertible promissory notes are recognized as liabilities and carried at fair value on our condensed consolidated balance sheet, due to our selection of the Fair Value Option under ASC 825 — Financial Instruments. Changes in the fair value of the convertible promissory notes are captured in our consolidated results of operations. The convertible promissory notes fair value adjustment consists of unrealized gains and losses as a result of marking our notes to fair value at the end of each reporting period. In connection with the Merger, each Convertible Note automatically converted into shares of Common stock in accordance with the Merger Agreement and the Bridge NPA. Therefore, we will not continue to recognize changes in the fair value of such convertible promissory in future periods. For additional information on securities carried at fair value and fair value measurement, refer to Note 4 - Fair Value Measurements in our unaudited interim condensed consolidated financial statements for the three and nine months ended September 30, 2025 and 2024 included elsewhere in this report.
Remeasurement of public placement warrant liability and related party private placement warrant liability
In connection with the Merger, we assumed previously issued warrants to purchase the Company’s Common stock, which are recognized as liabilities and carried at fair value on our balance sheet. Changes in the fair value of those instruments are captured in our results of operations. The public placement warrant liability and related party private placement warrant liability fair value adjustments consist of unrealized gains and losses as a result of marking our liability classified warrants to fair value at the end of each reporting period. We will continue to recognize changes in the fair value of such warrants until each respective warrant is exercised, expired, or qualifies for equity classification. For additional information on securities carried at fair value and fair value measurement please refer to Note 4 - Fair Value Measurements and Note 7 - Warrants in our unaudited interim condensed consolidated financial statements for the three and nine months ended September 30, 2025 and 2024 included elsewhere in this report for more information.

Other income (expense), net
Other income (expense), net consists primarily of realized and unrealized gain and losses on foreign currency transactions, realized gain and losses on the sale of assets, interest income, and sublease income.
Income tax provision
Refer to Note 9 - Income Taxes in our unaudited interim condensed consolidated financial statements for the three and nine months ended September 30, 2025 and 2024 included elsewhere in this report for additional information.
Results of Operations for the Three Months Ended September 30, 2025 and 2024
The results of operations presented below should be reviewed in conjunction with the unaudited interim condensed consolidated financial statements and notes thereto included elsewhere in this report. The following table sets forth our results of operations data for the periods presented:

	Three Months Ended September 30,		Dollar Change	Percentage Change
	2025	2024

	(in thousands)
Revenue	$370	$5	$365	7,300%
Cost of revenue	312	5	307	6,140%
Gross income	58	—	58	100%
Operating expenses:
Research and development	420	3,476	(3,056)	(88%)
Sales and marketing	109	1,597	(1,488)	(93%)
General and administrative	3,893	15,133	(11,240)	(74%)
Total operating expenses	4,422	20,206	(15,784)	(78%)
Loss from operations	(4,364)	(20,206)	15,842	(78%)
Other income (expense)
Interest expense	(320)	(286)	(34)	12%
Loss on debt extinguishment	(3,053)	—	(3,053)	100%
Gain on lease termination	—	2,013	(2,013)	(100)%
Remeasurement of convertible preferred stock warrant liability	—	(91)	91	(100)%
Remeasurement of share-based termination liability	—	334	(334)	(100%)
Remeasurement of convertible notes	—	(14,577)	14,577	(100%)
Remeasurement of related party convertible notes	—	1,796	(1,796)	(100%)
Remeasurement of public placement warrant liability	(13)	24,286	(24,299)	(100%)
Remeasurement of related party private placement warrant liability	(120)	12,671	(12,791)	(101%)
Other income (expense), net	392	452	(60)	(13)%
Total other income (expense), net	(3,114)	26,598	(29,712)	(112)%
Income (loss) before income taxes	(7,478)	6,392	(13,870)	(217)%
Income tax provision	—	—	—	100%
Net income (loss)	$(7,478)	$6,392	$(13,870)	(217)%

Comparison of the Three Months Ended September 30, 2025 and 2024
Revenue
Revenue increased by $0.4 million, or 7,300%, for the three months ended September 30, 2025 compared to the three months ended September 30, 2024, which was primarily attributable to increased sales of products from the Vegan Silk Technology Platform, including shipments for Bolt’s partnership with Goddess Maintenance Company and reorders from prior launches. In October 2024, we entered into a three-year supply agreement with a customer, which includes annual minimum order quantities. Quarterly revenue may vary due to timing of customer demand.
Cost of revenue and gross income (loss)
Cost of revenue increased by $0.3 million, or 6,140%, for the three months ended September 30, 2025 compared to the three months ended September 30, 2024, which was primarily attributable to increased sales of products from the Vegan Silk Technology Platform.
Gross income improved from zero for the three months ended September 30, 2024 to gross income of $0.06 million for the three months ended September 30, 2025, which was primarily attributable to a reduction in material costs due to improved manufacturing efficiencies, and on-going pricing discipline.
Operating expenses
Research and development
Research and development expenses decreased by $3.1 million, or 88%, for the three months ended September 30, 2025 compared to the three months ended September 30, 2024, which was primarily attributable to a decrease in stock-based compensation and decreased outside consulting spend reflecting efficient cost management achieved by leveraging our biomanufacturing expertise and the maturity of our production technology. The decrease was partially offset by an increase in personnel costs, excluding stock-based compensation, related to increased research and development headcount.
Sales and marketing
Sales and marketing expenses decreased by $1.5 million, or 93%, for the three months ended September 30, 2025 compared to the three months ended September 30, 2024, which was primarily attributable to a decrease in stock-based compensation and outside consulting spend.
General and administrative
General and administrative expenses decreased by $11.2 million, or 74%, for the three months ended September 30, 2025 compared to the three months ended September 30, 2024, which was primarily attributable to a decrease in stock-based compensation and a decrease in finance and legal costs related to financings in the prior year. This decrease was partially offset by an increase in insurance costs.
Other Income (Expense)
Interest expense
Interest expense was relatively flat, increasing by $0.03 million, or 12%, for the three months ended September 30, 2025 compared to the three months ended September 30, 2024.
Loss on debt extinguishment
Loss on debt extinguishment increased by $3.1 million, or 100%, for the three months ended September 30, 2025 compared to the three months ended September 30, 2024. The loss on debt extinguishment for the three months September 30, 2025 related to the Seneca Transaction which occurred in August 2025. Refer to Note 12 - Changes in Stockholders' Equity (Deficit) in our unaudited interim condensed consolidated financial statements for the three months ended September 30, 2025 and 2024 included elsewhere in this report for more information.

Gain on lease termination
Gain on lease termination decreased by $2.0 million, or 100%, for the three months ended September 30, 2025 compared to the three months ended September 30, 2024. The gain on lease termination relates to the termination of our Berkeley and Netherlands facility leases in 2024. See Part II, Item 8 “Financial Statements and Supplementary Data - Note 7 to the Consolidated Financial Statements - Borrowings and Other Financing Arrangements” in the Annual Report for more information.
Remeasurement of convertible preferred stock warrant liability
Remeasurement of convertible preferred stock warrant liability decreased by $0.1 million, or 100%, for the three months ended September 30, 2025 compared to the three months ended September 30, 2024. The convertible preferred stock warrants were no longer outstanding during the three months ended September 30, 2025 as a result of the Merger in August 2024. See Part II, Item 8 “Financial Statements and Supplementary Data - Note 9 to the Consolidated Financial Statements - Warrants” in the 2024 Annual Report on Form 10-K for the year ended December 31, 2024 for more information.
Remeasurement of share-based termination liability
Remeasurement of share-based termination liability decreased by $0.3 million, or 100%, for the three months ended September 30, 2025 compared to the three months ended September 30, 2024. The share-based termination liability was not outstanding during the three months ended September 30, 2025 as it was derecognized in September 2024. See Part II, Item 8 “Financial Statements and Supplementary Data - Note 7 to the Consolidated Financial Statements - Share-based Termination Liability” in the 2024 Annual Report on Form 10-K for the year ended December 31, 2024 for more information.
Remeasurement of convertible notes
The convertible notes are related to transactions that took place during the fourth quarter 2023 and the first nine months of 2024, which resulted in the remeasurement of convertible notes of $14.6 million for the three months ended September 30, 2024. There were no convertible notes outstanding during the three months ended September 30, 2025. See Part II, Item 8 “Financial Statements and Supplementary Data - Note 8 to the Consolidated Financial Statements - Borrowings and Other Financing Arrangements” in the 2024 Annual Report on Form 10-K for the year ended December 31, 2024 for more information.
Remeasurement of related party convertible notes
The related party convertible notes are related to transactions that took place during the fourth quarter 2023 and the first nine months of 2024, which resulted in the remeasurement of the related party convertible notes of $1.8 million for the three months ended September 30, 2024. There were no related party convertible notes outstanding during the three months ended September 30, 2025. See Part II, Item 8 “Financial Statements and Supplementary Data - Note 8 to the Consolidated Financial Statements - Borrowings and Other Financing Arrangements” in the 2024 Annual Report on Form 10-K for the year ended December 31, 2024 for more information.
Remeasurement of public placement warrant liability
Remeasurement of public placement warrant liability resulted in a loss of $0.01 million for the three months ended September 30, 2025 and a gain of $24.3 million for the three months ended September 30, 2024. The change in the remeasurement of the public placement warrant liability is entirely related to previously issued warrants to purchase the Company’s Common stock, which were assumed in connection with the Merger. In addition, the change in fair value is a direct result of the assumptions used in the Monte Carlo simulation model used to calculate the fair value as of each balance sheet date, including our estimated equity value at such time, the risk-free rate at such time, the timing of the warrant expiration, and the estimated volatility. Refer to Note 4 - Fair Value Measurements and Note 7 - Warrants in our unaudited interim condensed consolidated financial statements for the three months ended September 30, 2025 and 2024 included elsewhere in this report for more information.

Remeasurement of related party private placement warrant liability
Remeasurement of related party private placement warrant liability resulted in a loss of $0.1 million for the three months ended September 30, 2025 and a gain of $12.7 million for the three months ended September 30, 2024. The change in the remeasurement of the related party private placement warrant liability is related to previously issued warrants to purchase the Company’s Common stock, which were issued to the Sponsor, a related party, and were assumed in connection with the Merger. In addition, the change in fair value is a direct result of the assumptions used in the Monte Carlo simulation model used to calculate the fair value as of each balance sheet date, including our estimated equity value at such time, the risk-free rate at such time, the timing of the warrant expiration, and the estimated volatility. Refer to Note 4 - Fair Value Measurements and Note 7 - Warrants in our unaudited interim condensed consolidated financial statements for the three months ended September 30, 2025 and 2024 included elsewhere in this report for more information.
Other income (expense), net
Other expense was relatively flat, decreasing by $0.06 million for the three months ended September 30, 2025 compared to the three months ended September 30, 2024.
Results of Operations for the Nine Months Ended September 30, 2025 and 2024
The results of operations presented below should be reviewed in conjunction with the unaudited interim condensed consolidated financial statements and notes thereto included elsewhere in this report. The following table sets forth our results of operations data for the periods presented:

	Nine Months Ended September 30,		Dollar Change	Percentage Change
	2025	2024

	(in thousands)
Revenue	$1,843	$80	$1,763	2,204%
Cost of revenue	1,724	155	1,569	1,012%
Gross income (loss)	119	(75)	194	(259)%
Operating expenses:
Research and development	2,035	4,860	(2,825)	(58%)
Sales and marketing	412	1,720	(1,308)	(76%)
General and administrative	12,253	28,431	(16,178)	(57%)
Total operating expenses	14,700	35,011	(20,311)	(58%)
Loss from operations	(14,581)	(35,086)	20,505	(58%)
Other income (expense)
Interest expense	(955)	(930)	(25)	3%
Loss on debt extinguishment	(3,053)	(26,359)	23,306	(88%)
Gain on lease termination	—	2,013	(2,013)	(100)%
Remeasurement of convertible preferred stock warrant liability	—	6	(6)	(100)%
Remeasurement of share-based termination liability	—	(978)	978	(100%)
Remeasurement of convertible notes	—	(31,664)	31,664	(100%)
Remeasurement of related party convertible notes	—	(3,752)	3,752	(100%)
Remeasurement of public placement warrant liability	249	24,286	(24,037)	(99%)
Remeasurement of related party private placement warrant liability	(232)	12,671	(12,903)	(102%)
Other income, net	552	659	(107)	(16)%
Total other income (expense), net	(3,439)	(24,048)	20,609	(86)%
Loss before income taxes	(18,020)	(59,134)	41,114	(70)%
Income tax provision	—	—	—	0%
Net loss	$(18,020)	$(59,134)	$41,114	(70)%

Comparison of the Nine Months Ended September 30, 2025 and 2024
Revenue
Revenue increased by $1.8 million, or 2,204%, for the nine months ended September 30, 2025 compared to the nine months ended September 30, 2024, which was primarily attributable to increased sales of products from the Vegan Silk Technology Platform, including shipments for Bolt’s partnership with Goddess Maintenance Company and reorders from prior launches. In October 2024, we entered into a three-year supply agreement with a customer, which includes annual minimum order quantities. Our revenue in 2025 was predominantly due to purchases under that supply agreement.
Cost of revenue and gross loss
Cost of revenue increased by $1.6 million, or 1,012%, for the nine months ended September 30, 2025 compared to the nine months ended September 30, 2024, which was primarily attributable to increased sales of products from the Vegan Silk Technology Platform.

Gross income (loss) improved from a gross loss of $0.08 million for the nine months ended September 30, 2024 to gross income of $0.12 million for the nine months ended September 30, 2025, which was primarily attributable to a reduction in material costs due to improved manufacturing efficiencies, and on-going pricing discipline.
Operating expenses
Research and development
Research and development expenses decreased by $2.8 million, or 58%, for the nine months ended September 30, 2025 compared to the nine months ended September 30, 2024, which was primarily attributable to a decrease in stock-based compensation and decreased outside consulting spend reflecting efficient cost management achieved by leveraging our biomanufacturing expertise and the maturity of our production technology. The decrease was partially offset by an increase in personnel costs, excluding stock-based compensation, related to increased research and development headcount.
Sales and marketing
Sales and marketing expenses decreased by $1.3 million, or 76%, for the nine months ended September 30, 2025 compared to the nine months ended September 30, 2024, which was primarily attributable to a decrease in stock-based compensation and outside consulting spend. This decrease was partially offset by an increase in marketing spend.
General and administrative
General and administrative expenses decreased by $16.2 million, or 57%, for the nine months ended September 30, 2025 compared to the nine months ended September 30, 2024, which was primarily attributable to a decrease in finance and legal costs related to financings in the prior year, as well as a decrease in stock-based compensation. This decrease was partially offset by an increase in personnel costs related to increased headcount, as well as higher insurance costs and general finance and legal consulting costs.
Other Income (Expense)
Interest expense
Interest expense was relatively flat, increasing by $0.03 million, or 3%, for the nine months ended September 30, 2025 compared to the nine months ended September 30, 2024.
Loss on debt extinguishment
Loss on debt extinguishment decreased by $23.3 million, or 88%, for the nine months ended September 30, 2025 compared to the nine months ended September 30, 2024. The loss on debt extinguishment for the nine months September 30, 2025 relates to the Seneca Transaction which occurred in August 2025. Refer to Note 12 - Changes in Stockholders' Equity (Deficit) in our unaudited interim condensed consolidated financial statements for the three months ended September 30, 2025 and 2024 included elsewhere in this report for more information. Loss on debt extinguishment for the nine months ended September 30, 2024 is related to the Second Amendment to the Note Purchase Agreement, which we entered during June 2024. See Part II, Item 8 “Financial Statements and Supplementary Data - Note 8 to the Consolidated Financial Statements - Borrowings and Other Financing Arrangements” in the Annual Report for more information.
Remeasurement of convertible preferred stock warrant liability
Remeasurement of convertible preferred stock warrant liability decreased by $0.01 million, or 100%, for the nine months ended September 30, 2025 compared to the nine months ended September 30, 2024. The convertible preferred stock warrants were no longer outstanding during the nine months ended September 30, 2025 as a result of the Merger in August 2024. See Part II, Item 8 “Financial Statements and Supplementary Data - Note 9 to the Consolidated Financial Statements - Warrants” in the 2024 Annual Report on Form 10-K for the year ended December 31, 2024 for more information.

Remeasurement of share-based termination liability
Remeasurement of share-based termination liability decreased by $1.0 million, or 100%, for the nine months ended September 30, 2025 compared to the nine months ended September 30, 2024. The share-based termination liability was not outstanding during the three months ended September 30, 2025 as it was derecognized in September 2024. See Part II, Item 8 “Financial Statements and Supplementary Data - Note 7 to the Consolidated Financial Statements - Share-based Termination Liability” in the 2024 Annual Report on Form 10-K for the year ended December 31, 2024 for more information.
Remeasurement of convertible notes
The convertible notes are related to transactions that took place during the fourth quarter 2023 and the first nine months of 2024, which resulted in the remeasurement of convertible notes of $31.7 million for the nine months ended September 30, 2024. There were no convertible notes outstanding during the nine months ended September 30, 2025. See Part II, Item 8 “Financial Statements and Supplementary Data - Note 8 to the Consolidated Financial Statements - Borrowings and Other Financing Arrangements” in the 2024 Annual Report on Form 10-K for the year ended December 31, 2024 for more information.
Remeasurement of related party convertible notes
The related party convertible notes are related to transactions that took place during the fourth quarter 2023 and the first nine months of 2024, which resulted in the remeasurement of the related party convertible notes of $3.8 million for the nine months ended September 30, 2024. There were no related party convertible notes outstanding during the nine months ended September 30, 2025. See Part II, Item 8 “Financial Statements and Supplementary Data - Note 8 to the Consolidated Financial Statements - Borrowings and Other Financing Arrangements” in the 2024 Annual Report on Form 10-K for the year ended December 31, 2024 for more information.
Remeasurement of public placement warrant liability
Remeasurement of public placement warrant liability decreased from a gain of $24.3 million for the nine months ended September 30, 2024 to a gain of $0.2 million for the nine months ended September 30, 2025. The change in the remeasurement of the public placement warrant liability is entirely related to previously issued warrants to purchase the Company’s Common stock, which were assumed in connection with the Merger. In addition, the change in fair value is a direct result of the assumptions used in the Monte Carlo simulation model used to calculate the fair value as of each balance sheet date, including our estimated equity value at such time, the risk-free rate at such time, the timing of the warrant expiration, and the estimated volatility. Refer to Note 4 - Fair Value Measurements and Note 7 - Warrants in our unaudited interim condensed consolidated financial statements for the three and nine months ended September 30, 2025 and 2024 included elsewhere in this report for more information.
Remeasurement of related party private placement warrant liability
Remeasurement of related party private placement warrant liability resulted in a gain of $12.7 million for the nine months ended September 30, 2024 and loss of $0.1 million for the nine months ended September 30, 2025. The change in the remeasurement of the related party private placement warrant liability is related to previously issued warrants to purchase the Company’s Common stock, which were issued to the Sponsor, a related party, and were assumed in connection with the Merger. The change in the remeasurement of the related party private placement warrant liability also includes the change in fair value after a modification to the warrants were made during the nine months ended September 30, 2025, which resulted in a reduction of the exercise price of the warrants. In addition, the change in fair value is a direct result of the assumptions used in the Monte Carlo simulation model used to calculate the fair value as of each balance sheet date, including our estimated equity value at such time, the risk-free rate at such time, the timing of the warrant expiration, and the estimated volatility. Refer to Note 4 - Fair Value Measurements and Note 7 - Warrants in our unaudited interim condensed consolidated financial statements for the three and nine months ended September 30, 2025 and 2024 included elsewhere in this report for more information.
Other income (expense), net
Other income was relatively flat, decreasing by $0.1 million, or 16%, for the nine months ended September 30, 2025 compared to the nine months ended September 30, 2024.

Liquidity and Capital Resources
Capital Requirements
We have incurred losses and negative cash flows from operations since our inception and have historically funded our operations primarily with the proceeds from sales of our convertible preferred stock, convertible notes, Senior Secured Notes, and Common stock. As of September 30, 2025, we had cash and cash equivalents totaling $4.7 million and an accumulated deficit of $479.8 million.
We will need substantial capital to support our product development and operations. Based upon our current operating plan, we estimate that our cash and cash equivalents as of the date of this filing are insufficient to fund operating, investing, and financing cash flow needs for the following twelve months.
These uncertainties raise substantial doubt regarding our ability to continue as a going concern for a period of twelve months subsequent to the date of this filing. To obtain the capital necessary to fund the operations, the Company may seek to obtain funds through public or private equity offerings, debt financing transactions, refinancing or restructuring its current debt obligations, or any other means, but there is no assurance that this will be successful. Certain elements of the operating plan to alleviate the conditions that raise substantial doubt, including but not limited to the Company’s ability to achieve its operating cash flow targets, or restructure its current equity instruments and current financial obligations, are outside of the Company’s control. In addition, our ability to obtain the capital necessary to fund our operations may be impacted if we are unable to regain compliance with Nasdaq listing requirements. Accordingly, we cannot conclude that management’s plans will be effectively implemented within one year. These factors raise substantial doubt about our ability to continue as a going concern for one year following the date of this filing.
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
As the Company continues to address these financial conditions, management has undertaken the following actions:
•Triton Financing: On February 13, 2025, the Company entered into a common stock purchase agreement with Triton for up to $1.5 million of Common stock. Upon consummation, the Company received $0.5 million of gross proceeds, and recorded $0.2 million of related transaction costs.
•Seneca Transaction: On August 1, 2025, the Company entered into an agreement with Seneca to purchase and settle $1.7 million of vendor payables through the issuance of 730,439 shares of Common stock under Section 3(a)(10) of the Securities Act.
•August 2025 PIPE: On August 14, 2025, the Company completed a private placement for $4.25 million of gross proceeds, issuing 518,817 shares of Common stock and pre-funded warrants to purchase 395,162 shares at $4.65 per share. The Company incurred $0.6 million in transaction costs related to this offering.

•September 2025 Equity Purchase Agreement: On September 12, 2025, the Company entered into a $20.0 million equity line of credit facility with Ascent Partners Fund LLC. The Company began utilizing the facility in October 2025.
Refer to Note 12 - Changes in Stockholders' Equity (Deficit) in our unaudited interim condensed consolidated financial statements for the three and nine months ended September 30, 2025 and 2024 included elsewhere in this report for more information on these transactions.
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
On July 3, 2025, the Company and Ginkgo entered into a waiver agreement to the Amended Senior Note, which deferred the June 30, 2025 interest payment date to July 31, 2025. On August 7, 2025, the Company and Ginkgo entered into a waiver agreement to the Amended Senior Note, which further deferred the June 30, 2025 interest payment date to the earlier of 1) the date that the claims purchase agreement between Ginkgo and Seneca terminated (see Note 12 - Changes in Stockholders' Equity (Deficit) for more information on the Seneca Transaction) or 2) August 31, 2025. The Seneca Transaction occurred in August 2025, and the interest payment was settled through the claim purchase agreement between Ginkgo and Seneca.
Cash Flow Summary — Nine Months Ended September 30, 2025 and 2024
The following table summarizes our cash flows for the periods presented:

	Nine Months Ended September 30,
	2025	2024

	(in thousands)
Cash used in operating activities	$(2,555)	$(13,363)
Cash used in investing activities	(13)	(23)
Cash provided by financing activities	3,801	18,949
Exchange rate effect on cash, cash equivalents and restricted cash	—	8
Net change in cash and cash equivalents and restricted cash	1,233	5,571
Operating Activities
Net cash used in operating activities was $2.6 million for the nine months ended September 30, 2025, a decrease of $10.8 million compared to the nine months ended September 30, 2024. The decrease in net cash used in operating activities was primarily attributable to a decrease in net loss, a decrease in inventory as compared to an increase in the prior year, a larger decrease in prepaid expenses and other current assets as compared to the prior year, and increases in accounts payable and accrued and other current liabilities as compared to decreases in the prior year.
Investing Activities
Net cash used in investing activities was immaterial for both the nine months ended September 30, 2025 and 2024, and consisted primarily of the purchases of property and equipment.
Financing Activities
Net cash provided by financing activities was $3.8 million for the nine months ended September 30, 2025 as compared to cash provided by financing activities of $18.9 million for the nine months ended September 30, 2024. The difference was related to the proceeds received from the Merger and from convertible notes entered into in connection with the Merger ("Bridge Financing Notes") during the nine months ended September 30, 2024, as compared to the proceeds received through the Triton Financing and the August 2025 PIPE during the nine months ended September 30, 2025. See Part II, Item 8 “Financial Statements and Supplementary Data - Note 4 to the Consolidated Financial Statements - Reverse Merger” in the 2024 Annual Report on Form 10-K for the year ended December 31, 2024 for more information on the Merger. See Part II, Item 8 “Financial Statements and Supplementary Data - Note 8 to the Consolidated Financial Statements - Borrowings and Other Financing Arrangements” in the 2024 Annual Report on Form 10-K for the year ended December 31, 2024 for more information on the Bridge Financing Notes.
Off-Balance Sheet Arrangements and Contractual Obligations
As of September 30, 2025 and through the date hereof, we do not have any off-balance sheet arrangements, as defined in the rules and regulations of the SEC.
In the ordinary course of our operations, we enter into certain contractual obligations. Such obligations include manufacturing arrangements, leases, and debt arrangements.
Recent Accounting Pronouncements
Refer to Note 3 - Significant Accounting Policies in our unaudited interim condensed consolidated financial statements for the three and nine months ended September 30, 2025 and 2024 included elsewhere in this report for recently adopted accounting pronouncements and recently issued accounting pronouncements not yet adopted as of the dates of the statement of financial position included in this filing.
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
While the significant accounting policies are described in more detail in Note 3 in our unaudited interim condensed consolidated financial statements for the three and nine months ended September 30, 2025 and 2024, management believes that the following accounting policies are those most critical to the judgments and estimates used in the preparation of our unaudited interim condensed consolidated financial statements.
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
Stock-Based Compensation
We grant restricted stock units (“RSUs”) to employees and non-employee consultants, which vest upon the satisfaction of both the service-based condition or performance milestone-based condition(s) and a liquidity event condition. The fair value of restricted stock units is determined based on our estimated fair value of Common stock at the date of the grant. During the nine months ended September 30, 2025, we recognized $4.6 million as stock-based compensation expense for the RSUs.
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
Share-based Termination Liability
In September 2023, we negotiated a contingent lease termination agreement with our landlord for the Berkeley facility lease. If the Company issued 600,000 shares of the new public company to its landlord after the closing of the merger transaction with Golden Arrow Merger Corp. (“GAMC”), the Berkeley lease facility would be considered terminated as of September 10, 2023 pursuant to the lease termination agreement. Further, in October 2023, we entered into a settlement agreement with one of our suppliers. If the Company paid the supplier $1.0 million and issued 150,000 shares of the new public company to the supplier after the closing of the merger transaction with GAMC, the Supply Agreement would be considered terminated as of July 13, 2023 pursuant to the settlement agreement.
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

Evaluation of Disclosure Controls and Procedures
Our management, with the participation of our principal executive officer and our principal financial officer, evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of September 30, 2025. Based on that evaluation, our Chief Executive Officer and our Chief Accounting Officer concluded that, as a result of the material weakness in our internal control over financial reporting described below, the design and operation of our disclosure controls and procedures were not effective as of September 30, 2025.
Material Weakness
A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of our annual or interim financial statements will not be prevented or detected on a timely basis. The following material weaknesses in our internal control over financial reporting exist as of September 30, 2025:
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
•We have begun designing and implementing internal controls, including information technology general controls
The actions that we are taking are subject to ongoing senior management review, as well as oversight of the audit committee of our Board of Directors. We also may conclude that additional measures may be required to remediate the material weaknesses or determine to modify the remediation plans described above. We will not be able to conclude that we have remediated the material weaknesses until the applicable controls are fully implemented and operate for a sufficient period of time and management has concluded, through formal testing, that these controls are operating effectively. We will continue to monitor the design and effectiveness of these and other processes, procedures, and controls and make any further changes management deems appropriate.
Based on additional procedures, management concluded that the condensed consolidated financial statements included in this Quarterly Report on Form 10-Q present fairly, in all material respects, our financial position, results of operations, and cash flows for the periods presented in conformity with accounting principles generally accepted in the United States.

Changes in Internal Control over Financial Reporting
Other than the ongoing remediation efforts described above, there have been no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the three months ended September 30, 2025 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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
Item 1A. Risk Factors
Our business, financial condition and operating results can be affected by a number of factors, whether currently known or unknown, including but not limited to those described as risk factors, any one or more of which could, directly or indirectly, cause our actual operating results and financial condition to vary materially from past, or anticipated future, operating results and financial condition. For a discussion of these potential risks and uncertainties, see Part I, Item 1A. “Risk Factors” in our Annual Report. Other than as listed below, there have been no material changes in our risk factors to those included in our Annual Report.
Our failure to meet the continued listing requirements of Nasdaq could result in a delisting of our Common stock

On February 10, 2025, we received a letter from Nasdaq notifying us that, for the last 30 consecutive business days, the Minimum Value of Listed Securities, as defined by Nasdaq (“MVLS”), of our Common stock has been below the minimum $50 million requirement for continued listing on Nasdaq under Nasdaq Listing Rule 5450(b)(2)(A) (the “Minimum Market Value of Listed Securities Requirement”). On the same day, we also received a letter from Nasdaq notifying us that, for the last 30 consecutive business days, the minimum Market Value of Publicly Held Shares, as defined by Nasdaq (“MVPHS”), of our Common stock has been below the minimum $15 million requirement for continued listing on Nasdaq under Nasdaq Listing Rule 5450(b)(2)(C) (the “Minimum Market Value of Publicly Held Shares Requirement”). In accordance with Nasdaq Listing Rule 5810(c)(3)(A) and 5810(c)(3)(D), we have been provided with a compliance period of 180 calendar days from receipt of the letters to regain compliance with the Minimum Market Value of Listed Securities Requirement and Minimum Market Value of Publicly Held Shares Requirement.

On August 12, 2025, we received a letter from Nasdaq stating that, as a result of our continued non-compliance with MVLS and MVPHS, its securities would be delisted from Nasdaq unless we appeal the delisting determination by requesting a hearing before the Nasdaq Hearings Panel (the “Panel”). Following our appeal, on September 30, 2025, we received written notification from the Panel (the “Determination Letter”) granting our request for an extension to regain compliance with Nasdaq’s listing standards based on the compliance plan presented at our hearing before the Panel. As part of that plan, we presented a timeline of achieving compliance by December 31, 2025, which date is within the Panel’s authority under Nasdaq Listing Rule 5815 to grant an extension of up to 180 days. Pursuant to the Determination Letter, we are to gain compliance with the minimum equity standard requirement under Nasdaq Listing Rule 5550(b)(1) (the “Equity Rule”) in lieu of regaining compliance with Nasdaq’s MVLS and MVPHS listing rules and has phased down to the Nasdaq Capital Market. There is no guarantee that the Company’s efforts to satisfy these requirements and demonstrate compliance with the Equity Rule within the current extension period will be successful or, if made, that the Company’s request a further extension from the Panel, which extension is at Panel’s discretion, would be granted.

The notices or the Determination Letter have no immediate impact on the listing of our Common stock, which will continue to be listed and traded on Nasdaq during the period allowed to regain compliance, subject to our compliance with other listing standards. However, if we do not regain compliance with these Nasdaq requirements within the applicable compliance period, Nasdaq could commence proceedings to delist our Common stock, following which our Common stock would trade on the over-the-counter market for as long as we remain eligible to trade on such a market.

A delisting of our Common stock from Nasdaq may make it more difficult for us to raise capital on favorable terms in the future. Such a delisting would likely have a negative effect on the price of our Common stock and would impair your ability to sell or purchase our Common stock when you wish to do so. Further, if we were to be delisted from Nasdaq, our Common stock would cease to be recognized as covered securities, and we would be subject to regulation in each state in which we offer our securities. Moreover, there is no assurance that any actions we take to restore our compliance would stabilize the MVLS, MVPHS, or improve the liquidity of our Common stock, prevent our Common stock from falling below the minimum requirements for continued listing again, or prevent future non-compliance with Nasdaq’s rules. There is also no assurance that we will maintain compliance with the other listing standards of Nasdaq.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
None.
Item 3. Defaults Upon Senior Securities
None.
Item 4. Mine Safety Disclosures
Not applicable.
Item 5. Other Information
(a) None.
(b) None.
(c) Insider Trading Arrangements and Policies.
During the three months ended September 30, 2025, no director or “officer” (as defined in Rule 16a-1(f) under the Exchange Act) of the Company adopted or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement”, as each term is defined in Item 408(a) of Regulation S-K.

Item 6. Exhibits
EXHIBIT INDEX

Exhibit		Incorporated by Reference				Filed/ Furnished Herewith
Number	Exhibit Description	Form	File No.	Exhibit	Filing Date
2.1+	Business Combination Agreement, dated as of October 4, 2023, by and among the Company, Beam Merger Sub, Inc. and Bolt Threads, Inc.	S-4/A	333-276849	2.1	7/10/2024
2.2+	Amendment No. 1 to the Business Combination Agreement, dated as of June 10, 2024, by and among the Company, Beam Merger Sub, Inc. and Bolt Threads, Inc.	8-K	001-40223	2.1	6/13/2024
3.1	Second Amended and Restated Certificate of Incorporation, dated as of August 13, 2024.	8-K	001-40223	3.1	8/19/2024
3.2	Certificate of Amendment to the Second Amended and Restated Certificate of Incorporation of Bolt Projects Holdings, Inc., dated April 21, 2025.	8-K	001-40223	3.1	4/22/2025
3.3	Amended and Restated Bylaws, dated as of October 17, 2025.	8-K	001-40223	3.1	10/17/2025
4.1	Specimen common stock Certificate.	S-1	333-282014	4.1	9/9/2024
4.2	Specimen Warrant Certificate.	S-1/A	333-253465	4.3	3/5/2021
4.3	Warrant Agreement between the Registrant and Continental Stock Transfer & Trust Company, dated as of March 16, 2021.	8-K	001-40223	4.1	3/22/2021
4.4	Common Stock Purchase Warrant, between the Company and Triton Funds LP, dated as of February 13, 2025.	S-1	333-284964	4.4	2/14/2025
4.5	Warrant Agreement between the Company and Golden Arrow Sponsor LLC, dated as of March 5, 2025.	10-K	001-40223	4.5	3/18/2025
4.6	Form of Pre-Funded Warrant.	8-K	001-40223	4.1	8/19/2025
10.1†	Settlement Agreement and Stipulation, dated August 1, 2025, between Bolt Projects Holdings, Inc. and Southern Point Capital Corporation.					*
10.2	Limited Waiver, dated July 3, 2025, to Senior Secured Note Purchase Agreement, between Bolt Projects Holdings, Inc. and Ginkgo Bioworks, Inc., as amended.	10-Q	001-40223	10.2	8/12/2025
10.3	Limited Waiver, dated August 7, 2025, to Senior Secured Note Purchase Agreement, between Bolt Projects Holdings, Inc. and Ginkgo Bioworks, Inc., as amended.	10-Q	001-40223	10.3	8/12/2025
10.4†	Form of Purchase Agreement	8-K	001-40223	10.1	8/19/2025
10.5†	Form of Registration Rights Agreement.	8-K	001-40223	10.2	8/19/2025
10.6†	Equity Purchase Agreement, dated September 12, 2025, by and among the Registrant and Ascent Partners Fund LLC.	8-K	001-40223	10.1	9/15/2025
10.7†	Registration Rights Agreement, dated September 12, 2025, by and among the Registrant and Ascent Partners Fund LLC.	8-K	001-40223	10.2	9/15/2025
31.1	Certification of Principal Executive Officer pursuant to Rule 13a-14(a)/15d-14(a).					*
31.2	Certification of Principal Financial Officer pursuant to Rule 13a-14(a)/15d-14(a).					*
32.1	Certification of Principal Executive Officer pursuant to 18 U.S.C. Section 1350.					**
32.2	Certification of Principal Financial Officer pursuant to 18 U.S.C. Section 1350.					**
101.INS	Inline XBRL Instance Document – the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.					*
101.SCH	Inline XBRL Taxonomy Extension Schema Document.					*
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document.					*
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document.					*
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document.					*
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document.					*
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)					*
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

Bolt Projects Holdings, Inc.

Date: November 12, 2025	By:	/s/ Daniel Widmaier
	Name:	Daniel Widmaier
	Title:	Chief Executive Officer (principal executive officer)

Date: November 12, 2025	By:	/s/ Randy Befumo
	Name:	Randy Befumo
	Title:	Interim Chief Financial Officer (principal financial officer and principal accounting officer)